Form 10-Q
period 2010-08-31
MOKITA, INC.
filed 2010-10-15
CIK 1493212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ______.

Commission File Number: 333-167275

MOKITA, INC.
(Exact name of Registrant as specified in its charter)

Nevada	46-0525378
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11420 – 142 Street NW
Edmonton, AB T5M – 1V1

(Address of principal executive offices)

(780) 708-4962
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes XX    No ___    and (2) has been subject to such filing requirements for the past 90 days. Yes XX    No    ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]  No  [x]  Not Required by smaller reporting companies.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer

[  ]

Non-accelerated filer

[  ] (Do not check if a smaller reporting company)

Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company:

[x] Yes

[  ]

No

As of October 13, 2010, the issuer had 4,800,000 shares issued and outstanding of its common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOKITA, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2010

MOKITA, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

          Page(s)

     Balance Sheets

  1

    Condensed Statements of Operations and Comprehensive Loss

      2

    Condensed Statements of Cash Flows

      3

    Notes to Condensed Financial Statements

     4-11

MOKITA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	August 31,	February 28,
	2010	2010
	(Unaudited)

ASSETS
Current Assets
Stock subscription receivable	$ -	$ 12,500
Prepaid expenses and deposits	834	-
Total Current Assets	834	12,500

TOTAL ASSETS	$ 834	$ 12,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 1,000	$ 113
Loans from stockholder (NOTE 5)	4,500	-

Total Current Liabilities	5,500	113

Total Liabilities	5,500	113

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 4)
Common stock, par value $.001, 100,000,000 shares authorized and
1,500,000 shares outstanding	1,500	1,500
Additional paid-in capital	13,500	13,500
Deficit accumulated during the development stage	(19,666)	(2,613)

Total Stockholders' Equity (Deficit)	(4,666)	12,387

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 834	$ 12,500

See accompanying notes to unaudited condensed financial statements.

MOKITA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended		Six Months Ended	From April 21, 2009 (Inception)	Cumulative Totals
	August 31,		August 31,	to August 31,	April 21, 2009
					(Inception)
	2010	2009	2010	2009	to August 31, 2010
INCOME	$ -	$ -	$ -	$ -	$ -
OPERATING EXPENSES
Organizational expenses	-	1,500	-	1,500	1,500
Accounting	2,000	-	8,000	-	8,000
Legal expenses	5,103	-	9,053	-	10,166
Total Operating Expenses	7,103	1,500	17,053	1,500	19,666

OTHER INCOME AND (EXPENSE)
Total other income and (expense)	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (7,103)	$ (1,500)	$ (17,053)	$ (1,500)	$ (19,666)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	1,500,000	1,500,000	1,500,000	1,500,000
See accompanying notes to unaudited condensed financial statements.

MOKITA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED

	Six Months Ended	From April 21, 2009 (Inception)	Cumulative Totals
	August 31,	to August 31,	April 21, 2009
			(Inception) to
	2010	2009	August 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (17,053)	$ (1,500)	$ (19,666)
Changes in operating assets and liabilities
(Increase) in prepaid expenses	(834)	-	(834)
Increase in accounts payable
and accrued expenses	887	-	1,000
Total adjustments	53	-	166
Net cash (used in) operating activities	(17,000)	(1,500)	(19,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments received on stock subscription	12,500	1,500	-
Sale of common stock	-	-	15,000
Loans from stockholder	4,500	-	4,500
Net cash provided by financing activities	17,000	1,500	19,500

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock subscription	$ -	$ 15,000	$ -
See accompanying notes to unaudited condensed financial statements.

MOKITA, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2010

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the February 28, 2010 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Mokita, Inc. (the Company) was incorporated on April 21, 2009 as Mokita Exploration, Ltd. under the laws of the State of Nevada.  On February 5, 2010 the Company changed its name to Mokita, Inc.  The business purpose of the Company is to accept credit card payments from Canadian customers, for a fee, for payment to Canadian organizations which do not accept credit card payments due to card issuer fees.  The Company has selected February 28 as its fiscal year end.

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in FASC 915-10-20, “Development Stage Entity.”   The Company is devoting substantially all of its efforts to the execution of its business plan.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

MOKITA, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had no cash or cash equivalents as of August 31, 2010 or February 28, 2010.

Start-up Costs

In accordance with FASC 720-15-25, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

		THREE MONTHS		SIX MONTHS
		ENDED AUGUST 31,		ENDED AUGUST 31,

		2010	2009	2010	2009
Net income (loss)		$ (7,103)	$ (1,500)	$ (17,053)	$ (1,500)
Weighted average
common shares
outstanding (Basic)		1,500,000	1,500,000	1,500,000	1,500,000
	Options	-	-	-	-
	Warrants	-	-	-	-
Weighted average
common shares
outstanding (Diluted)		1,500,000	1,500,000	1,500,000	1,500,000
Net loss per share
(Basic and diluted)		$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

As of August 31, 2010 and February 28, 2010, the Company had 1,500,000 shares outstanding.  The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

MOKITA, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Enacted Accounting Standards

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification and, accordingly, the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165 (ASC Topic 855), “Subsequent Events,” SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” were recently issued.  The Company has adopted SFAS No. 165.  SFAS No. 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall,” ASU No. 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements,” ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements,” and various other ASU’s, No. 2009-2 through ASU No. 2010-20, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing,” (Topic 860): “Accounting for Transfers of Financial Assets.”  This Update amends the FASB Accounting Standards Codification for Statement 166.  Also in December of 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810):  Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  This Update amends the FASB Accounting Standards Codification for Statement 166.  Neither of these updates has any current applicability to the Company’s financial reporting.

MOKITA, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recently Enacted Accounting Standards (Continued)

In January 2010, the FASB issued seven ASUs.  2010-01, Equity (Topic 505), standardizes the treatment of the stock portion of a distribution of stock and cash as stock issuance, eliminating the practice of treating such stock issuance as stock dividends.  2010-02, Consolidation (Topic 810), clarifies the scope of accounting and reporting for decreases in ownership of a subsidiary.  2010-03, Extractive Activities, Oil and Gas (Topic 932), deals with reserve estimation and disclosures.  2010-04 covers technical corrections to SEC paragraphs in the Codification.  2010-05, Stock Compensation (Topic 718), covers escrowed share arrangements and presumption of compensation.  2010-06, Fair Value Measurements and Disclosures (Topic 820), improves disclosure by requiring that:  (a) significant transfers in and out of levels 1 and 2 should be reported for each class of assets and liabilities; (b) level 2 and 3 inputs and valuation techniques should be disclosed; and (c) purchases, sales, issuance, and settlements should be reported separately for level 3 assets and liabilities.  None of these updates has any current applicability to the Company’s financial reporting.

In February 2010, the FASB issued three ASUs.  2010-08 contains technical corrections clarifying guidance on embedded derivatives and hedging.  2010-10, Consolidation (Topic 810) contains amendments for certain investment funds.  Neither of these ASU’s has any current applicability to the Company’s financial reporting.  2010-09, Subsequent Events (Topic 855), however, was adopted by the Company immediately.  2010-09 requires that SEC filers, along with certain bond obligors, are required to evaluate subsequent events through the date that financial statements are issued but are not required to disclose the date through which subsequent events have been evaluated.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815), which contains a scope exception related to embedded credit derivatives.  2010-11 has no current applicability to the Company’s financial reporting.

In April 2010, the FASB issued  seven ASU’s.  2010-12, Income Taxes (Topic 740), deals with the accounting effect of a date difference between the March 23, 2010 signing of the Patient Protection and Care Act, itself, and the signing of the Health Care and Education Reconciliation Act of 2010 on March 30, 2010.  2010-13, Compensation (Topic 718), provides guidance on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying security trades.  2010-14, Accounting for Extractive

MOKITA, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recently Enacted Accounting Standards (Continued)

Activities-Oil and Gas, contains an amendment to Paragraph 932-10-599-1.  2010-15, Financial Services-Insurance (Topic 944), directs the manner in which investments held through separate accounts affect an insurer’s consolidation analysis of those investments.  2010-16, Entertainment-Casinos (Topic 924), guides accruals for jackpot liabilities.  2010-17, Revenue Recognition-Milestone Method (Topic 605), provides guidance on when to apply the milestone method for research and development transactions and on the definition of a milestone for use in application of the method.  2010-18, Receivables (Topic 310), guides accounting for a loan modification when the loan is a part of a pool accounted for as a single asset.  None of these updates is applicable to the Company’s current accounting practices or financial reporting.

In May 2010, the FASB issued ASU no. 2010-19, Foreign Currency (Topic 830).  The Update provides guidance for disclosures where there are multiple exchange rates in use.  The ASU was due to an issue with Venezuelan financial reporting.  This update has no effect on the Company’s current accounting practices or financial reporting.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The update enhances disclosures about the credit quality of financing receivables and the allowance for credit losses.  This update has no effect on the Company’s current accounting practices or financial reporting.

In August 2010, the FASB issued ASU No. 2010-21.  This ASU amends various SEC paragraphs in the FASC pursuant to SEC Release No. 33-9026.  The changes affect provisions relating to consolidation and reporting requirements under conditions of majority and minority ownership positions and ownership by both controlling and non-controlling entities.  The amendments also deal with redeemable and non-redeemable preferred stocks and convertible preferred stocks.  This update has no effect on the Company’s current accounting and reporting practices.

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics, Technical Corrections to SEC Paragraphs.  This update amends various SEC paragraphs based on external comments and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a

MOKITA, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recently Enacted Accounting Standards (Continued)

business combination, business combinations prior to an initial public offering, accounting for divestitures, and accounting for oil and gas exchange offers.  This update has no effect on the Company’s current accounting and reporting practices at this time.

In August 2010, the FASB issued ASU No. 2010-23, Health Care Entities (Topic 954), Measuring Charity Care for Disclosure.  Due to the lack of comparability existing due to the use of either revenue or cost as the basis for disclosure of charity care, this ASU standardizes on cost as the basis for charity care disclosures and specifies the elements of cost to be used in charity care disclosures.  This update has no effect on the Company’s accounting and reporting practices.

Also in August 2010, the FASB issued ASU No. 2010-24, Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries. This ASU eliminates the practice of netting claim liabilities with expected related insurance recoveries for balance sheet presentation.  Claim liabilities are to be determined with no regard for recoveries and presented gross.  Expected recoveries are presented separately.  This update has no effect on the Company’s accounting and reporting practices.

In September 2010, the FASB issued ASU No. 2010-25, Plan Accounting – Defined Contribution Plans (Topic 962), Reporting Loans to Participants by Defined Contribution Plans.  Rather than report loans at fair value by adjusting for observable and non-observable inputs, participants’ loans are to be valued at principal plus accrued interest.  Rather than classify loans as Plan Investments, loans are to be reported separately as Notes Receivable from Plan Participants.  This ASU has no effect on the Company’s accounting and reporting practices at this time.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under FASC 740-10-25 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating

MOKITA, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2010

NOTE 3-

PROVISION FOR INCOME TAXES (CONTINUED)

loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from April 21, 2009 (date of inception) through August 31, 2010 of approximately $19,666 will begin to expire in 2029.  Accordingly, deferred tax assets of approximately $6,883 were offset by the valuation allowance, which increased by $5,969 during the six months ended August 31, 2010.

The Company has no tax positions at August 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from April 21, 2009 (inception) to August 31, 2010 the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at August 31, 2010.

NOTE 4 - STOCKHOLDERS’ EQUITY

Common Stock

As of August 31, 2010 and February 28, 2010 the Company had 100,000,000 shares of common stock authorized with a par value of $.001 per share.

The following details the stock transactions for the Company:

On April 22, 2009, the Company authorized the sale of 1,500,000 shares of its common stock to its founding President for $.01 per share for a total of $15,000 cash to provide initial working capital.  The stock subscription was fully paid as of March 18, 2010.

NOTE 5 -LOANS FROM STOCKHOLDERS

The Company’s President and sole Director has advanced funds for organizational and administrative expenses.  The total of these advances as of August 31, 2010 is $4,500.  The loans are reported as current liabilities and will be repaid as cash flows allow.  Interest has not been imputed due to its nominal impact on the financial statements.

MOKITA, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2010

NOTE 6 -FOREIGN CURRENCY TRANSLATION

Since the Company operates in Canada there is potential for transactions in Canadian dollars, although none occurred as of August 31, 2010.  Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of the reporting date.  The effect of change in exchange rates from the transaction dates to the reporting date, for unsettled transactions, is reported as a Cumulative Currency Translation Adjustment and included in Other Comprehensive Gains or (Losses).  Gain or loss from settled transactions is reported as a foreign currency transaction gain or loss for the period in which settlement occurred.

NOTE 7 -GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating deficit since its inception, is in the development stage, and has generated no operating revenue. These items raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 8 -SUBSEQUENT EVENTS

The Company has evaluated events from August 31, 2010 through the date the financial statements were issued.

On September 3, 2010 the Company opened an offering for sale of its common shares, terminating December 31, 2010.  The offering is for a maximum of 10,000,000 shares at a price of $.01 USD or $.0105 CAD per share.  A total of 3,300,000 shares were subscribed and paid as of September 16, 2010, bringing the total shares outstanding to 4,800,000.  The Company received $33,000 USD to be used for administrative expenses and the execution of its business plan.  Certificates will be issued upon completion of the offering.

Item 2. Plan of Operation

Our plan of operation is to build a business as a provider of credit card payment services to individuals who want to pay tuition and course fees to colleges, schools and universities, as well as property taxes and utility payments to municipalities and utility companies that do not accept credit card payments.

Mokita will provide website services for individuals to use credit cards to pay tuition, course fees, taxes and utility bills.  We intend to begin with developing the tuition and course fee part of the business first and then to move into utility fees and taxes.  Some of the utility companies in western Canada already have agreements with companies providing the services we are in the process of developing, and our research has led us to believe the market involving universities and colleges would be a better market to pursue initially.  This is not a market sector without competition.  There are other businesses that provide this service and have ongoing relations with both the businesses they deal with and a base of existing customers.

Customers will go to our secure website, select the service provider they would like to pay, provide us with their particulars, the amount they are paying and their credit card account information, as well as authorization to charge their credit card account.  Mokita will then complete the transaction by charging their credit card the agreed upon amount to be paid to the selected service provider plus a transaction fee of between 5 and 10 percent.

In preliminary discussions with credit card companies and financial institutions, we have been advised that the funds from daily transactions will be electronically deposited in our bank account the business day following the transaction.  This will then allow us to make a further electronic transfer of the necessary funds to the customers’ service provider to pay the invoice amount on behalf of the customer.  This procedure will allow us to conduct our business on a cash basis and require no additional financing or credit facility.

The actual amount of the transaction fee will be based on the merchant fees that we will be required to pay to the various credit card companies.  We have not yet begun negotiations with the credit card companies to determine merchant fees.  They are typically between 1 and 5 percent and are based primarily on monthly volume.

Item 4T. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.  The internal controls for the Company are provided by executive management’s review and approval of all transactions.

Based on the current internal controls employed by the Company, the Company concludes that, as of August 31, 2010, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended August 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies.

Part II – Other Information

Item 6. Exhibits
The following documents are attached as exhibits hereto.

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31	Certification of the Chief Financial Officer of the Company as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOKITA, INC.

/s/ Brent Millward

By: Brent Millward

Its: President

Date:

October 15, 2010