Form 10-Q
period 2010-11-30
MOKITA, INC.
filed 2011-01-06
CIK 1493212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

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

[x] Yes

[  ]

No

As of December 15, 2010, the issuer had 4,800,000 shares issued and outstanding of its common stock.

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOKITA, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOVEMBER 30, 2010

MOKITA, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

          Page(s)

     Balance Sheets

 1

    Condensed Statements of Operations and Comprehensive Loss

      2

    Condensed Statements of Cash Flows

      3

    Notes to Condensed Financial Statements

     4-8

MOKITA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	November 30,	February 28,
	2010	2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 26,723	$ -
Stock subscription receivable	-	12,500
Prepaid expenses and deposits	1,000	-
Total Current Assets	27,723	12,500

TOTAL ASSETS	$ 27,723	$ 12,500

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 2,560	$ 113
Loans from stockholder (NOTE 5)	4,500	-

Total Current Liabilities	7,060	113

Total Liabilities	7,060	113

STOCKHOLDERS' EQUITY (NOTE 4)
Common stock, par value $.001,
100,000,000 shares authorized and 4,800,000
and 1,500,000 shares, respectively, outstanding	4,800	1,500
Additional paid-in capital	43,200	13,500
Deficit accumulated during the
development stage	(27,337)	(2,613)

Total Stockholders' Equity	20,663	12,387

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 27,723	$ 12,500

See accompanying notes to unaudited condensed financial statements.

MOKITA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months		Nine Months	From April	Cumulative Totals
	Ended		Ended	21, 2009	April 21, 2009
				(Inception) to	(Inception) to
	November 30,		November 30,	November 30,	November 30,
	2010	2009	2010	2009	2010

INCOME	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	-	1,500	1,500
Accounting	2,800	-	10,800	-	10,800
Legal expenses	2,770	-	11,823	113	12,936
Taxes and licenses	550	-	550	-	550
Administrative expenses	1,551	-	1,551	-	1,551
Total Operating Expenses	7,671	-	24,724	1,613	27,337

OTHER INCOME (EXPENSE)

Total other income (expense)	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (7,671)	$ -	$ (24,724)	$ (1,613)	$ (27,337)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ -	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,675,824	1,500,000	2,220,000	1,500,000

See accompanying notes to unaudited condensed financial statements.

MOKITA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months	From April	Cumulative Totals
	Ended	21, 2009	April 21, 2009
		(Inception) to	(Inception) to
	November 30,	November 30,	November 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (24,724)	$ (1,613)	$ (27,337)

Changes in operating assets and liabilities
(Increase) in prepaid expenses	(1,000)	-	(1,000)
Increase in accounts payable and
accrued expenses	2,447	113	2,560
Total adjustments	1,447	113	1,560

Net cash (used in) operating activities	(23,277)	(1,500)	(25,777)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments received on stock subscription	12,500	1,500	-
Sale of common stock	33,000	-	48,000
Loans from stockholder	4,500	-	4,500

Net cash provided by financing activities	50,000	1,500	52,500

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END
OF PERIOD	$ 26,723	$ -	$ 26,723

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock subscription	$ -	$ 15,000	$ -

See accompanying notes to unaudited condensed financial statements.

MOKITA, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOVEMBER 30, 2010

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

NOVEMBER 30, 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had cash and cash equivalents of $26,723 and $0, respectively, as of November 30, 2010 and February 28, 2010.

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

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS		NINE MONTHS
	ENDED NOVEMBER 30,		ENDED NOVEMBER 30,

	2010	2009	2010	2009
Net income (loss)	$ (7,671)	$ -	$ (24,724)	$ (1,613)
Weighted average
common shares
outstanding (Basic)	3,675,824	1,500,000	2,220,000	1,500,000
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average
common shares
outstanding (Diluted)	3,675,824	1,500,000	2,220,000	1,500,000
Net loss per share
(Basic and diluted)	$ (0.00)	$ -	$ (0.01)	$ (0.00)

As of November 30, 2010 and February 28, 2010, the Company had 4,800,000 and 1,500,000 shares, respectively, outstanding.  The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

MOKITA, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOVEMBER 30, 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification and, accordingly, the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall,” ASU No. 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements,” ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements,” and various other ASU’s, No. 2009-2 through ASU No. 2010-29, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under FASC 740-10-25 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from April 21, 2009 (date of inception) through November 30, 2010 of approximately $27,337 will begin to expire in 2029.  Accordingly, deferred tax assets of approximately $9,568 were offset by the valuation allowance.

The Company has no tax positions at November 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

MOKITA, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOVEMBER 30, 2010

NOTE 3-

PROVISION FOR INCOME TAXES (CONTINUED)

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from April 21, 2009 (inception) to November 30, 2010 the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at November 30, 2010.

NOTE 4 -

STOCKHOLDERS’ EQUITY

Common Stock

As of November 30, 2010 and February 28, 2010 the Company had 100,000,000 shares of common stock authorized with a par value of $.001 per share and 4,800,000 and 1,500,000 shares, respectively, issued and outstanding.

The following details the stock transactions for the Company:

On April 22, 2009 the Company authorized the sale of 1,500,000 shares of its common stock to its founding President for $.01 per share for a total of $15,000 cash to provide initial working capital.  The stock subscription was fully paid as of March 18, 2010.

During September of 2010 the Company completed the sale of 3,300,000 shares of common stock pursuant to its offering at $.01 per share for a total of $33,000.  The shares were issued on October 1, 2010.

NOTE 5 -

LOANS FROM STOCKHOLDERS

The Company’s President and sole Director has advanced funds for organizational and administrative expenses.  The total of these advances as of November 30, 2010 is $4,500.  The loans are reported as current liabilities and will be repaid as cash flows allow.  Interest has not been imputed due to its nominal impact on the financial statements.

NOTE 6 -

FOREIGN CURRENCY TRANSLATION

Since the Company operates in Canada there is potential for transactions in Canadian dollars, although none occurred as of November 30, 2010.  Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of the reporting date.  The effect of change in exchange rates from the transaction dates to the reporting date is reported as Currency Transactions Gain or Loss for the period.

MOKITA, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOVEMBER 30, 2010

NOTE 7 -

STOCK OFFERING

On September 3, 2010 the Company opened an offering for sale of its common shares, terminating December 31, 2010.  The offering is for a maximum of 10,000,000 shares at a price of $.01 USD or $.0105 CAD per share.  A total of 3,300,000 shares were subscribed and paid as of September 16, 2010 and shares were issued on October 1, 2010, bringing the total shares outstanding to 4,800,000.  The Company received $33,000 USD to be used for administrative expenses and the execution of its business plan

NOTE 8 -

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company  has incurred an operating deficit since its inception, is in the development stage and has generated no operating revenue. These items raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 9 -

SUBSEQUENT EVENTS

The Company has evaluated events from November 30, 2010 through the date the financial statements were issued.  There are no events required to be disclosed.

Item 2. Plan of Operation

Our plan of operation is to build a business as a provider of credit card payment services to individuals who want to pay tuition and course fees to colleges, schools and universities, as well as property taxes and utility payments to municipalities and utility companies that do not accept credit card payments.

Mokita will provide website services for individuals to use credit cards to pay tuition, course fees, taxes and utility bills.  We intend to begin with developing the tuition and course fee part of the business first, and then to move into utility fees and taxes.  Some of the utility companies in western Canada already have agreements with companies providing the services we are in the process of developing, and our research has led us to believe the market involving universities and colleges would be a better market to pursue initially.  This is not a market sector without competition.  There are other businesses that provide this service and have ongoing relations with both the businesses they deal with and a base of existing customers.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of November 30, 2010, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended November 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

January 5, 2011