Form 10-K
period 2011-02-28
MOKITA, INC.
filed 2011-06-14
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2011

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

MOKITA, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-167275	46-0525378
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

7695 SW 104th St., Suite 210 Miami, FL 33156 (Address of principal executive offices)

(305) 663-7140
(Registrant’s Telephone Number)

Copy of all Communications to: Carrillo, Huettel & Zouvas, LLP 3033 5th Avenue, Suite 400 San Diego, CA 92103 Phone: 619-546-6100 Fax: 619-546-6060

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   X  . No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2010 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “MKIT.”

As of June 13, 2011, there were 4,800,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “MKIT”, “we”, “us” and “our” are references to Mokita, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Subsequent Events

This report describes the products and business strategy of the Company as at February 28, 2011, and does not reflect any of the changes that have occurred since such date.  This report contains descriptions of, and statements of fact regarding, products, strategies and projections for the year ended February 28, 2011.  The Company has discontinued its prior operations as of the date of the filing of this report, and is transitioning to becoming a development stage oil and gas company.

History of the Company

The Company was incorporated in the State of Nevada on April 21, 2009, under the name Mokita Exploration, Ltd.  The Company originally intended to develop its business as a mineral exploration company.  However, due to the low supply of potentially profitable mining properties, the Company abandoned its original plan and restructured its business strategy.  The Company is now in the process of developing its business as a provider of credit card payment services for Canadian customers, for a fee, for payment to Canadian organizations which do not accept credit card payments due to card issuer fees.  To reflect the Company’s new focus, on February 5, 2010, we filed a Certificate of Amendment to the Articles of Incorporation changing our name to Mokita, Inc.

The Company is currently a development stage company.  To date, the Company has not began operations, generated any revenue, made any significant purchase or sale of assets, or been involved in any mergers, acquisitions or consolidations.

Description of Business

The Company is currently building its business as a provider of credit card payment services to individuals who want to pay tuition and course fees to colleges, schools and universities, as well as make property tax and utility payments to municipalities and utility companies that do not accept credit card payments.

In Canada, many of these types of service providers do not accept credit cards for payment because they are not allowed to pass merchant fees along to customers as an added cost and they are unwilling to pay the cost of the merchant fees themselves.  The largest university in Alberta, the University of Alberta in Edmonton, has approximately 35,000 students but they do not accept credit cards for payment.  Initially, we will only be offering our services to University of Alberta students.  We have not investigated whether other universities and colleges in Alberta accept credit cards for payment of tuition fees.

Plan of Operation

The Company will provide a website service for individuals to use credit cards to pay for tuition, school course fees, taxes and utility bills.  Initially, our business will only require an internet presence, backed-up by personal customer service through a telephone call center.  We intend to begin developing the tuition and course fee part of the business first and then move into the utility fees and taxes portion of our business.  Some of the utility companies in western Canada already have agreements with companies providing the services that we are in the process of developing, thus, we believe that the universities and colleges would be a better market to pursue initially.

Our intention is to begin operations in Alberta and to grow the business across Canada as demand warrants and resources allow.  We have no intention to take the business outside of Canada until such time as we have fully developed the Canadian market and built a strong and effective organization with tested and proven management.

In the early stages of development, the Company will earn revenues strictly on a fee-for-service basis.  Customers will go to our secure website, select the service provider that they would like to pay, and provide us with the following: the amount they wish to pay, their credit card account information, and authorization to charge their credit card account.  The Company will then complete the transaction by charging their credit card the agreed upon amount to be paid to the selected service provider, plus a transaction fee of between 5 and 10 percent.  The actual amount will be determined after we have negotiated a merchant fee amount with each of the credit card companies.  Merchant fees can vary from below one percent to over five percent, depending on the monthly transaction volume.  The higher the monthly transaction volume, the lower the merchant fee will be.  We have not yet begun negotiations with the credit card companies to determine such merchant fees.

In preliminary discussions with credit card companies and financial institutions, we have been advised that the funds from daily transactions will be electronically deposited in our bank account the business day following the transaction.  This will then allow us to make the electronic transfer of funds to the school, university, utility company or other service provider to pay the customer’s invoice on their behalf.  This procedure will allow us to conduct our business on a cash basis and will require no additional financing or credit facility.

Marketing and Advertising

We intend to market our services through direct print advertising in campus news papers, such as the Gateway, the official student newspaper of the University of Alberta, which is published bi-weekly.  We also intend to use social networking, such as Facebook and Twitter, as a method of advertising our services.

The Company will execute its marketing strategy starting with Alberta and eventually throughout Canada.  Once the Company has established a presence in Alberta and other Canadian cities and achieved substantial revenue, the Company will expand its operations across the United States, Europe, Australia, New Zealand, Asia and other parts of the world.

Competition

There are a number of credit card transaction service providers in Canada and the market is extremely competitive.  There are also large international firms that provide similar services in Canada, such as Official Payments Corp. from the United States.  The most dominant competitor in Canada is Caledon Card Services (“Caledon”) from Georgetown, Ontario.  Caledon provides card services to a wide variety of businesses, including Terasen Gas, the natural gas utility in British Columbia.

In regards to competition within the school and university market, Pay4U is a relatively new entrant to the market in Edmonton.  Pay4U provides credit card transaction services to students from the University of Alberta, the University of Calgary, and other large universities across Canada, for tuition fee payments.  Currently, it appears that tuition fee payment services are the only services that Pay4U provides.

We believe that we will be able to compete in the industry by offering transaction fees that are lower than our competitors, providing a reliable, convenient and user-friendly website that will allow our customers to easily make payments, offering excellent customer service and designing our services to accommodate the specific needs of our targeted customers.

Research and Development

As we build out our organization, we intend to incorporate a business development component that will be responsible for researching business development opportunities in other parts of Canada, then subsequently in the United States, Europe, Australia, New Zealand, Asia and other parts of the world.

The Company will continue to invest in new research and development efforts to enhance our services and the manner in which we provide our services in order to dominate market share and increase our competitive advantage.

Government Regulation

Our business operations are subject to all government regulations normally incident to conducting business (e.g., occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation, income tax, and social security laws and regulations, consumer safety laws and regulations, etc.) as well as to laws and regulations applicable to small public companies and their capital formation efforts.  In addition, we are subject to laws and regulations pertaining to financial service providers.

Our website and online content is subject to government regulation of the Internet in many areas, including user privacy, telecommunications, data protection, and commerce. The application of these laws and regulations to our business is often unclear and sometimes they may conflict. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, advertising, etc. apply to the Internet. Nonetheless, laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted covering issues such as user privacy, content, quality of services and much more. Further, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business online.  Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we stop the alleged noncompliant activity.

Currently, our services do not require government approval.

Employees

We have no employees, other than Irma N. Colón-Alonso, our President, Chief Executive Officer, and Director, and Eric Littman, our Director.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our property consists of office space located at 7695 SW 104th St., Suite 210, Miami, FL 33156. We use such space for no charge to the Company from Eric Littman, one of our Directors. Currently, this space is sufficient to meet our needs; however, once we expand our business to a significant degree, we will have to find a larger space. We do not currently own any real estate.

On May 12, 2011, the Company entered into a Participation Agreement (the "Buckeye Participation Agreement") with Buckeye Exploration Company ("Buckeye"). Pursuant to the terms and conditions of the Buckeye Participation Agreement, the Company purchased a six percent (6%) working interest (the “Helen Working Interest”) in that certain well, known as the Helen Morrison #1 Well, which is located in the Southwest Otoe Prospect in Noble County, Oklahoma.  In exchange for the Helen Working Interest, the Company paid a purchase price of thirty two thousand six hundred seventy dollars ($32,670) to Buckeye.

On May 31, 2011, the Company, entered into a Participation Agreement (the "Premier Participation Agreement") with Premier Operating Company ("Premier"). Pursuant to the terms and conditions of the Premier Participation Agreement, the Company purchased a one percent (1%) working interest (the “Marlow Working Interest”) in that certain West Marlow Hoxbar Unit located in Stephens County, Oklahoma.  In exchange for the Marlow Working Interest, the Company paid a purchase price of forty nine thousand five hundred dollars ($49,500) to Premier.

ITEM 3.   LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.   [REMOVED AND RESERVED]

PART II

ITEM 5.   MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since December 28, 2010 under the symbol “MKIT.OB.”  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

As at February 28, 2011, the Company has not begun trading on the OTCBB.

Record Holders

As at February 28, 2011, an aggregate of 4,800,000 shares of our common stock were issued and outstanding and were owned by approximately 15 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Balance Sheet

As at February 28, 2011, the Company had total assets of $2,141 compared with total assets of $12,500 as at February 28, 2010. The decrease in total assets is due to the collection of stock subscriptions receivable.

The Company had total liabilities of $7,136 as at February 28, 2011 compared with $113 as at February 28, 2010. The increase in total liabilities is attributed to an increase of $2,523 in accounts payable and accrued liabilities due to lack of sufficient cash flow to repay outstanding obligations, and $4,500 owing to related parties for payment of general expenditures on behalf of the Company.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

During the year ended February 28, 2011, the Company incurred operating expenses and net loss totaling $50,382 compared with $2,613 for the year ended February 28, 2010. The increase in operating expenses is attributed to increase of $27,175 in professional fees relating to the full year of legal and accounting fees, and increase of $21,501 in general and operating expenditures due to full year of operations and based on the fact that, in the prior year, the Company did not have sufficient cash flow to sustain significant operating activity.

Liquidity and Capital Resources

As at February 28, 2011, the Company had a cash balance of $1,141 and a working capital deficit of $4,995 compared with a cash balance of $nil and working capital of $12,387 at February 28, 2010. The increase in working capital deficit is due to the fact that the Company incurred operating expenses during the year, that were only partially funded through financing activities.

Cashflow from Operating Activities

During the year ended February 28, 2011, the Company used $48,859 of cash flows for operating activities compared with $2,500 for the year ended February 28, 2010. The increase in the use of cash flows for operating activities is attributed to an increase in operating expenses during the year, of which a portion was covered by financing activities.

Cashflow from Investing Activity

During the year ended February 28, 2011, the Company incurred no transactions relating to investing activities.

Cashflow from Financing Activities

During the year ended February 28, 2011, the Company received $50,000 from financing activity compared with proceeds of $2,500 from financing activities during the year ended February 28, 2010. The increase in the proceeds from financing activities was mainly attributed to the receipt of $45,500 in proceeds from common shares and $4,500 in financing from related parties.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MOKITA, INC.

(A Development Stage Company)

Financial Statements

For the Years Ended February 28, 2011 and 2010

To The Board of Directors and Stockholders

Mokita, Inc.

We have audited the accompanying balance sheets of Mokita, Inc. as of February 28, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended, and for the period from April 21, 2009 (inception) to February 28, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mokita, Inc. as of February 28, 2011 and 2010, and the results of its operations and cash flows for the years then ended, and for the period from April 21, 2009 (inception) to February 28, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

            June 13, 2011

1284 W. Flint Meadow Dr. #D

Kaysville, Utah 84037

Telephone 801.927.1337

Facsimile 801.927.1344

5296 S. Commerce Dr. #300

Salt Lake City, Utah 84107

Telephone 801.281.4700

Facsimile 801.281.4701

Suite A, 5/F

Max Share Centre

373 King’s Road

North Point, Hong Kong

Telephone 852.21.555.333

Facsimile 852.21.165.222

www.cpaone.net

1

MOKITA, INC.

(A Development Stage Company)

Balance Sheets

	February 28, 2011	February 28, 2010

ASSETS

Cash	$1,141	$–
Prepaid expense and deposits	1,000	–
Stock subscription receivable	–	12,500

Total Assets	2,141	12,500

LIABILITIES

Current Liabilities

Accounts payable	2,636	113
Due to related parties	4,500	–

Total Liabilities	7,136	113

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
Authorized: 100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 4,800,000 and 1,500,000 common shares, respectively	4,800	1,500

Additional paid-in capital	43,200	13,500

Accumulated deficit during the development stage	(52,995)	(2,613)

Total Stockholders’ Equity (Deficit)	(4,995)	12,387

Total Liabilities and Stockholders’ Equity (Deficit)	$2,141	$12,500

(The accompanying notes are an integral part of these financial statements)

MOKITA, INC.

(A Development Stage Company)

Statements of Operations

	For the Year Ended February 28, 2011	For the Period from April 21, 2009 (Date of Inception) to February 28, 2010	Accumulated from April 21, 2009 (Date of Inception) to February 28, 2011

Revenues	$–	$–	$–

Operating Expenses

General and Administrative	22,101	1,500	23,601
Professional Fees	28,281	1,113	29,394

Total Operating Expenses	50,382	2,613	52,995

Net Loss	$(50,382)	$(2,613)	$(52,995)

Net Loss per Share – Basic and Diluted	$(0.02)	$(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	2,964,658	1,500,000

(The accompanying notes are an integral part of these financial statements)

MOKITA, INC.

(A Development Stage Company)

Statements of Cashflow

	For the Year Ended February 28, 2011	For the Period from April 21, 2009 (Date of Inception) to February 28, 2010	Accumulated from April 21, 2009 (Date of Inception) to February 28, 2011

Operating Activities

Net loss for the period	$(50,382)	$(2,613)	$(52,995)

Changes in operating assets and liabilities:

Prepaid expense and deposits	(1,000)	–	(1,000)
Accounts payable	2,523	113	2,636

Net Cash Used In Operating Activities	(48,859)	(2,500)	(51,359)

Financing Activities

Proceeds from issuance of common shares	45,500	2,500	48,000
Proceeds from a related party	4,500	–	4,500

Net Cash Provided By Financing Activities	50,000	2,500	52,500

Increase in Cash	1,141	–	1,141

Cash – Beginning of Period	–	–	–

Cash – End of Period	$1,141	$–	$1,141

Supplemental disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Share subscriptions receivable	$–	$12,500	$12,500

(The accompanying notes are an integral part of these financial statements)

MOKITA, INC.

(A Development Stage Company)

Statements of Stockholders’ Equity

From April 21, 2009 (Date of Inception) to February 28, 2011

				Accumulated
	Common Stock		Additional	deficit during the
	Shares	Par value	paid-in capital	Development stage		Total

Balance – April 21, 2009 (Date of Inception)	–	$–	$–	$–	$

Issuance of shares for $0.01 per share	1,500,000	1,500	13,500	–		15,000

Net loss for the period	–	–	–	(2,613)		(2,613)
	–	–
Balance – February 28, 2010	1,500,000	1,500	13,500	(2,613)		12,387

Issuance of shares for $0.01 per share	3,300,000	3,300	29,700	–		33,000

Net loss for the year	–	–	–	(50,382)		(50,382)

Balance – February 28, 2011	4,800,000	$4,800	$43,000	$(52,995)		$(4,995)

(The accompanying notes are an integral part of these financial statements)

MOKITA, INC.

(A Development Stage Company)

Notes to the Financial Statements

1.

Nature of Operations and Continuance of Business

Mokita, Inc. (the “Company”) was incorporated in the State of Nevada on April 21, 2009. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal operations is to provide credit card payment systems for Canadian companies which do not accept credit cards due to issuer fees.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at February 28, 2011, the Company has not recognized any revenue, has a working capital deficit of $4,995 and an accumulated deficit of $52,995. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is February 28.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

MOKITA, INC.

(A Development Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accenting Policies (continued)

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

e)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

MOKITA, INC.

(A Development Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

g)

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

h)

Reclassification

Certain items may be reclassified to conform to current year presentation standards.

3.

Related Party Transactions

As at February 28, 2011, the Company owes $4,500 (2010 - $nil) to the President and Director of the Company for the funding of general operations.  The amount owing is unsecured, non-interest bearing, and due on demand.

MOKITA, INC.

(A Development Stage Company)

Notes to the Financial Statements

4.

Common Shares

a)

On September 20, 2011, the Company issued 3,300,000 common shares at $0.01 per share for proceeds of $33,000.

b)

On April 21, 2010, the Company issued 1,500,000 common shares at $0.01 per share for proceeds of $15,000, of which $12,500 was outstanding as at February 28, 2010.

5.

Income Taxes

The Company has $52,995 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended February 28, 2011 and 2010 as a result of the following:

	February 28, 2011$	February 28, 2010$

Net loss before taxes	$(50,382)	$(2,613)
Statutory rate	34%	34%

Computed expected tax recovery	17,130	888
Change in valuation allowance	(17,130)	(888)

Income tax provision	$–	$–

The significant components of deferred income tax assets and liabilities as at February 28, 2011 and 2010 after applying enacted corporate income tax rates are as follows:

	February 28, 2011$	February 28, 2010$

Net operating losses carried forward	$18,018	$888

Total gross deferred income tax assets	18,018	888
Valuation allowance	(18,018)	(888)

Net deferred tax asset	$–	$–

As at February 28, 2011 and 2010, the Company has no uncertain tax positions.

6.

Subsequent Events

On April 28, 2011, the Company entered into an Investor Relations Agreement with LiveCall Investor Relations Company (“LiveCall”), whereby LiveCall shall provide investor relations services to the Company for a term of twelve (12) months, and the Company shall pay to LiveCall a monthly fee of two thousand dollars ($2,000).

On May 12, 2011, the Company entered into a Participation Agreement (the "Buckeye Participation Agreement") with Buckeye Exploration Company, whereby the Company purchased a six percent (6%) working interest in an oil well, in exchange, for a purchase price of thirty two thousand six hundred seventy dollars ($32,670).

On May 31, 2011, the Company entered into a Participation Agreement with Premier Operating Company, whereby the Company purchased a one percent (1%) working interest in the West Marlow Hoxbar Unit located in Stephens County, Oklahoma, for a purchase price of forty nine thousand five hundred dollars ($49,500).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of February 28, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at February 28, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2011.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.   OTHER INFORMATION.

On April 28, 2011, the Company entered into an Investor Relations Agreement (the “Agreement”) with LiveCall Investor Relations Company, a Nevada corporation (“LiveCall”).  Pursuant to the Agreement, LiveCall shall provide investor relations services to the Company for a term of twelve (12) months (the “Term”), which Term shall automatically renew for successive twelve (12) month periods unless earlier terminated.  In exchange for such services, the Company shall pay to LiveCall a monthly fee of two thousand dollars ($2,000).  A copy of the Agreement is filed herewith as exhibit 10.04 and is incorporated herein by reference.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Director Since
Irma N. Colón-Alonso	41	CEO, CFO, President, Treasurer, Secretary, & Director	March 3, 2011
Eric P. Littman	57	Director	March 29, 2011

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.  Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

IRMA N. COLÓN-ALONSO.  Irma N. Colón-Alonso is a member of the Company’s Board of Directors and the Company’s Chief Executive Officer/President, Chief Financial Officer/Treasurer, and Secretary.  During the past seven years, Ms. Colón-Alonso has gained significant administrative, financial and legal experience as a Legal Assistant and Office Manager for the Law Offices of Howard Hochman, where she was responsible for managing the firm’s billing and business accounts, supervising personnel and providing legal services to the firm. Further, she developed extensive business and marketing knowledge while working as an Account Executive for Transworld Systems, where she helped generate new clients, market the company’s services, and participate in sales transactions.  Additionally, she has achieved over five years of broad management experience working for MetDisability as a Disability Claims Manager and Oglethorpe University as a Territory Manager.  Ms. Colón-Alonso was appointed as an officer and director of the Company due to her strong business education and many years of experience in marketing and finance.

ERIC P. LITTMAN.  Eric P. Littman is a member of the Company’s Board of Directors.  During the past ten years, Mr. Littman has gained significant management and business experience as the sole shareholder and President of Eric P. Littman, P.A., a Florida professional association.  Mr. Littman has successfully built his private law practice, which is primarily focused on the practice of corporate and securities law.  In light of Mr. Littman’s years of corporate and executive experience, the Board of Directors believed it was in the Company’s best interests to appoint Mr. Littman as a director.

Identification of Significant Employees

We have no significant employees, other than Irma N. Colón-Alonso, our President, Chief Executive Officer, and Director and Eric Littman, our Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our Board of Directors has not adopted a code of ethics due to the fact that we presently only have two directors and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended February 28, 2011 and 2010:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 2/28	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Irma N. Colón-Alonso (1) President, CEO, CFO, Secretary, Treasurer and Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brent Millward (2) Former President, CEO, CFO, Secretary, Treasurer and Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

On March 3, 2011, Ms. Colón-Alonso agreed to act as the Company’s Chief Executive Officer/President, Chief Financial Officer/Treasurer, Secretary and Director.

(2)

On March 3, 2011, Brent Millward resigned from all positions with the Company, including but not limited to, that of Chief Executive Officer/President, Chief Financial Officer/Treasurer, Secretary and Director. Mr. Millward informed the Company that his decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices or otherwise.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended February 28, 2011.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 13, 2011, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)

Irma N. Colón-Alonso (3) 7695 SW 104th St., Suite 210 Miami, FL 33156	Common	1,500,000	31.25%
All Officers and Directors as a Group (1 Person)	Common	1,500,000	31.25%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 4,800,000 issued and outstanding shares of common stock as of June 13, 2011.

(3)

Irma N. Colón-Alonso is the Company’s President, CEO, CFO, Treasurer, Secretary and a Director.  Her beneficial ownership includes 1,500,000 common shares.  Ms. Colón-Alonso acquired these shares on February 28, 2011 in a private transaction from Brent Willward, our former sole officer and director

Changes in Control

On February 28, 2011, Irma N. Colón-Alonso acquired control of one million five hundred thousand (1,500,000) shares of the common stock of the Company, representing approximately 31.25% of the Company’s total issued and outstanding common stock, from Brent Millward in accordance with a Stock Purchase Agreement between Mr. Millward and Ms. Colón-Alonso (the “Stock Purchase Agreement”).

Other than the foregoing, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Irma N. Colón-Alonso is not an independent director because she is also an executive officer of the Company.  Eric P. Littman, however, is an independent director under the NASDAQ definition.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended February 28, 2011	Year Ended February 28, 2010
Audit fees	$9,600	$3,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$9,600	$3,000

Audit Fees

During the fiscal years ended February 28, 2011, we incurred approximately $9,600 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended February 28, 2011.

During the fiscal year ended February 28, 2010, we incurred approximately $3,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended February 28, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended February 28, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended February 28, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended February 28, 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.   EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.01	Form of Subscription Agreement	Filed with the SEC on July 12, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.02	Participation Agreement between the Company and Buckeye Exploration Company dated May 12, 2011	Filed with the SEC on May 16, 2011 as part of our Current Report on Form 8-K.
10.03	Participation Agreement between the Company and Premier Operating Company dated May 31, 2011	Filed with the SEC on June 8, 2011 as part of our Current Report on Form 8-K.
10.04	Investor Relations Agreement between the Company and LiveCall Investor Relations Company dated April 28, 2011	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOKITA, INC.

Dated:  June 13, 2011

/s/ Irma N. Colón-Alonso

By: Irma N. Colón-Alonso

Its: President, Principal Executive Officer & Principal Financial Officer

(Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  June 13, 2011

/s/ Irma N. Colón-Alonso

Irma N. Colón-Alonso - Director

Dated:  June 13, 2011

/s/ Eric P. Littman

Eric P. Littman – Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.