Form 10-Q
period 2011-05-31
MOKITA, INC.
filed 2011-07-13
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-167275

MOKITA, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-0525378
(State of incorporation)	(I.R.S. Employer Identification No.)

7695 SW 104th St., Suite 210

Miami, FL 33156

 (Address of principal executive offices)

(305) 663-7140

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      . (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No  X .

As of July 12, 2011, there were 4,800,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

MOKITA, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Mokita, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "MKIT" refers to Mokita, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MOKITA, INC.

(An Exploration Stage Company)

Financial Statements

For the Period Ended May 31, 2011 and February 28, 2011

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

MOKITA, INC.

(An Exploration Stage Company)

Balance Sheets

(unaudited)

	May 31, 2011 $	February 28, 2011 $

ASSETS

Cash	60,598	1,141
Prepaid expense and deposits	3,000	1,000

Current Assets	63,598	2,141

Oil and gas properties - unproved	82,170	–

Total Assets	145,768	2,141

LIABILITIES

Current Liabilities

Accounts payable	17,882	2,636
Due to related parties	154,500	4,500

Total Liabilities	172,382	7,136

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
Authorized: 100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 4,800,000 common shares	4,800	4,800

Additional paid-in capital	43,200	43,200

Accumulated deficit during the exploration stage	(74,614)	(52,995)

Total Stockholders’ Equity (Deficit)	(26,614)	(4,995)

Total Liabilities and Stockholders’ Equity (Deficit)	145,768	2,141

Nature of operations and continuance of business (Note 1)

(The accompanying notes are an integral part of these financial statements)

MOKITA, INC.

(An Exploration Stage Company)

Statements of Operations

(unaudited)

	For the three months ended May 31, 2011 $	For the three months ended May 31, 2010 $	Accumulated from April 21, 2009 (Date of Inception) to May 31, 2011 $

Revenues	–	–	–

Operating Expenses

General and Administrative	11,255	–	34,856
Professional Fees	10,364	9,723	39,758

Total Operating Expenses	21,619	9,723	74,614

Net Loss	(21,619)	(9,723)	(74,614)

Net Loss per Share – Basic and Diluted	–	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	4,800,000	1,500,000

(The accompanying notes are an integral part of these financial statements)

MOKITA, INC.

(An Exploration Stage Company)

Statements of Cashflow

(unaudited)

	For the three months ended May 31, 2011 $	For the three months ended May 31, 2010 $	Accumulated from April 21, 2009 (Date of Inception) to May 31, 2011 $

Operating Activities

Net loss for the period	(21,619)	(9,723)	(74,614)

Changes in operating assets and liabilities:

Prepaid expense and deposits	(2,000)	(6,164)	(3,000)
Accounts payable	15,246	2,887	17,882

Net Cash Used In Operating Activities	(8,373)	(13,000)	(59,732)

Investing Activities

Purchase of oil and gas property	(82,170)	–	(82,170)

Net Cash Used In Investing Activities	(82,170)	–	(82,170)

Financing Activities

Proceeds from issuance of common shares	–	12,500	48,000
Proceeds from a related party	150,000	500	154,500

Net Cash Provided By Financing Activities	150,000	13,000	202,500

Increase in Cash	59,457	–	60,598

Cash – Beginning of Period	1,141	–	–

Cash – End of Period	60,598	–	60,598

Supplemental disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

1.

Nature of Operations and Continuance of Business

Mokita, Inc. (the “Company”) was incorporated in the State of Nevada on April 21, 2009. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal operations were to provide credit card payment systems.  In April 2010, the Company acquired working interests in unproven oil and gas properties and changed its’ principal operations to the acquisition and development of oil and gas properties.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at May 31, 2011, the Company has not recognized any revenue, has a working capital deficit of $108,784 and an accumulated deficit of $74,614. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

e)

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and its reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

f)

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

g)

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

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2011 and February 28, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

i)

Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

j)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

k)

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

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

k)

Recent Accounting Pronouncements (continued)

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

3.

Oil and Gas Properties

(a)

On May 12, 2011, the Company entered into a participation agreement to acquire a 6% working interest in oil and gas properties located in Noble County, Oklahoma for $32,670.

(b)

On May 31, 2011, the Company entered into a participation agreement to acquire a 1% working interest in oil and gas properties located in Stephens County, Oklahoma for $49,500.

4.

Related Party Transactions

a)

As at May 31, 2011, the Company owes $4,500 (February 28, 2011 - $4,500) to the former President and Director of the Company for the funding of general operations.  The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at May 31, 2011, the Company owes $117,330 (February 28, 2011 - $nil) to a Director of the Company for the funding of general operations. The amount owing is unsecured, non-interest bearing, and due on demand.

c)

As at May 31, 2011, the Company owes $32,670 (February 28, 2011 - $nil) to a shareholder of the Company for funding of acquisition of unproven oil and gas properties.  The amount owing is unsecured, non-interest bearing, and due on demand.

5.

Subsequent Events

There were no events subsequent to the quarterly period ended May 31, 2011.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	May 31, 2011 $	May 31, 2010 $
Current Assets	63,598	2,141
Current Liabilities	172,382	7,136
Working Capital (Deficit)	(108,784)	(4,995)

Cash Flows

	May 31, 2011 $	May 31, 2010 $
Cash Flows from (used in) Operating Activities	(8,373)	(13,000)
Cash Flows from (used in) Investing Activities	(82,170)	-
Cash Flows from (used in) Financing Activities	150,000	13,000
Net Increase (decrease) in Cash During Period	59,457	-

Operating Revenues

During the three months ended May 31, 2011 and 2010, the Company did not record any sales revenues.

Operating Expenses and Net Loss

Operating expenses and net loss for the three months ended May 31, 2011 was $21,619 compared with $9,723 for the three months ended May 31, 2010.  The increase in operating expenses was attributed to higher general and administrative costs incurred for overhead costs relating to the due diligence and acquisition of oil and gas properties during the period.

The net loss per share was $nil for the three months ended May 31, 2011 compared with a loss of $0.01 per share for the three months ended May 31, 2010.

Liquidity and Capital Resources

As at May 31, 2011, the Company had a cash balance of $60,598 compared with $1,141 at May 31, 2010.  The increase in cash was attributed to financing of $150,000 received from a related party for acquisition of oil and gas properties.  The total asset balance as at May 31, 2011 was $145,768 compared to $2,141 at May 31, 2010.  The increase in total assets was attributed to increases of $59,457 in cash relating to financing received during the period and $82,170 relating to the acquisition cost of two oil and gas properties.

As at May 31, 2011, the Company had total liabilities of $172,382 compared with $7,136 at May 31, 2010.  The increase in total liabilities was attributed to an increase in amounts owing to related parties of $150,000 based on financing received from related parties during the period.

Cashflow from Operating Activities

During the period ended May 31, 2011, the Company used $8,373 of cash for operating activities compared to the use of $13,000 of cash for operating activities during the period ended May 31, 2010. The change in net cash used in operating activities is attributed to the fact that the majority of the transactions during the period related to investing and financing activities.

Cashflow from Investing Activities

During the period ended May 31, 2011, the Company incurred $82,170 of cashflow from investing activities relating to the acquisition of a 1% working interest in unproven oil and gas properties in Stephens County, Oklahoma for $49,500, and $32,670 for a 6% working interest in unproven oil and gas properties in Noble County, Oklahoma.

Cashflow from Financing Activities

During the period ended May 31, 2011, the Company received $150,000 of cash from financing activities compared to $13,000 for the period ended May 31, 2010.  The change in cash flows from financing activities is attributed to financing received from related parties totaling $150,000, which is unsecured, non-interest bearing, and due on demand.  In prior year, the Company received $12,500 from the issuance of common shares and $500 from related parties.

Quarterly Developments

Effective March 3, 2011, Brent Millward resigned as the sole member of the Company’s Board of Directors and as the Company’s Chief Executive Officer/President, Chief Financial Officer/Treasurer, and Secretary.

Effective March 3, 2011, Irma N. Colón-Alonso was appointed as the sole member of the Company’s Board of Directors and as the Company’s Chief Executive Officer/President, Chief Financial Officer/Treasurer, and Secretary.

On March 29, 2011, Eric P. Littman was appointed as a member of the Company’s Board of Directors.  Mr. Littman accepted such appointment on the same date.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on June 14, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.01	Form of Subscription Agreement	Filed with the SEC on July 12, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.02	Participation Agreement between the Company and Buckeye Exploration Company dated May 12, 2011	Filed with the SEC on May 16, 2011 as part of our Current Report on Form 8-K.
10.03	Participation Agreement between the Company and Premier Operating Company dated May 31, 2011	Filed with the SEC on June 8, 2011 as part of our Current Report on Form 8-K.
10.04	Investor Relations Agreement between the Company and LiveCall Investor Relations Company dated April 28, 2011	Filed with the SEC on June 14, 2011 as part of our Annual Report on Form 10-K.
16.01	Letter from former accountant Child, Van Wagoner & Bradshaw PLLC dated June 22, 2011 to the SEC	Filed with the SEC on June 28, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOKITA, INC.

Dated: July 12, 2011	/s/ Irma N. Colón-Alonso
By: Irma N. Colón-Alonso
Its: Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July 12, 2011	/s/ Irma N. Colón-Alonso
By: Irma N. Colón-Alonso Its: Director

Dated: July 12, 2011	/s/ Eric P. Littman
By: Eric P. Littman Its: Director