Form 10-Q
period 2011-08-31
MOKITA, INC.
filed 2011-10-24
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-167275

MOKITA VENTURES, INC.

 (Name of small business issuer in its charter)

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

As of October 21, 2011, there were 4,800,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

MOKITA VENTURES, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Mokita Ventures, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “MKIT”, “we”, “us” and “our” are references to Mokita Ventures, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MOKITA VENTURES, INC.

(A Development Stage Company)

Financial Statements

August 31, 2011

Index

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

MOKITA VENTURES, INC.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	August 31, 2011 $	February 28, 2011 $

ASSETS

Cash	28,815	1,141
Prepaid expense and deposits	–	1,000

Current Assets	28,815	2,141

Oil and gas properties - unproved	82,170	–

Total Assets	110,985	2,141

LIABILITIES

Current Liabilities

Accounts payable	17,000	2,636
Due to related parties	162,000	4,500

Total Liabilities	179,000	7,136

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 100,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 7,800,000 and 4,800,000 common shares, respectively	7,800	4,800

Additional paid-in capital	70,200	43,200

Accumulated deficit during the development stage	(146,015)	(52,995)

Total Stockholders’ Deficit	(68,015)	(4,995)

Total Liabilities and Stockholders’ Deficit	110,985	2,141

MOKITA VENTURES, INC.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	For the three months ended August 31, 2011 $	For the three months ended August 31, 2010 $	For the six months ended August 31, 2011 $	For the six months ended August 31, 2010 $	Accumulated from April 21, 2009 (Date of Inception) to August 31, 2011 $

Revenues	235	–	235	–	235

Operating Expenses

General and Administrative	58,386	–	69,641	–	93,242
Professional Fees	13,250	7,103	23,614	17,053	53,008

Total Operating Expenses	71,636	7,103	93,255	17,053	146,250

Net Loss	(71,401)	(7,103)	(93,020)	(17,053)	(146,015)

Net Loss per Share – Basic and Diluted	(0.01)	–	(0.02)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	6,202,174	1,500,000	5,501,087	1,500,000

MOKITA VENTURES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the six months ended August 31, 2011 $	For the six months ended August 31, 2010 $	Accumulated from April 21, 2009 (Date of Inception) to August 31, 2011 $

Operating Activities

Net loss for the period	(93,020)	(17,053)	(146,015)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for management bonuses	30,000	–	30,000

Changes in operating assets and liabilities:

Prepaid expense and deposits	1,000	(834)	–
Accounts payable	14,364	887	17,000

Net Cash Used In Operating Activities	(47,656)	(17,000)	(99,015)

Investing Activities

Purchase of oil and gas property	(82,170)	–	(82,170)

Net Cash Used In Investing Activities	(82,170)	–	(82,170)

Financing Activities

Proceeds from issuance of common shares	–	12,500	48,000
Proceeds from a related party	157,500	4,500	162,000

Net Cash Provided By Financing Activities	157,500	17,000	210,000

Increase in Cash	27,674	–	28,815

Cash – Beginning of Period	1,141	–	–

Cash – End of Period	28,815	–	28,815

Supplemental disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

MOKITA VENTURES, INC.

(A Development Stage Company)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at August 31, 2011, the Company has not recognized any revenue, has a working capital deficit of $150,185 and an accumulated deficit of $146,015. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MOKITA VENTURES, INC.

(A Development Stage Company)

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

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2011 and February 28, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

MOKITA VENTURES, INC.

(A Development Stage Company)

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

MOKITA VENTURES, INC.

(A Development Stage Company)

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

The oil and gas properties are unproved, and there is no depletion expense given no significant production and there the Company is not subject to asset retirement obligations as part of their participation agreement.

MOKITA VENTURES, INC.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

4.

Related Party Transactions

a)

As at August 31, 2011, the Company owes $4,500 (February 28, 2011 - $4,500) to the former President and Director of the Company for the funding of general operations.  The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at August 31, 2011, the Company owes $124,830 (February 28, 2011 - $nil) to a Director of the Company for the funding of general operations. The amount owing is unsecured, non-interest bearing, and due on demand.

c)

As at August 31, 2011, the Company owes $32,670 (February 28, 2011 - $nil) to a shareholder of the Company for funding of acquisition of unproven oil and gas properties.  The amount owing is unsecured, non-interest bearing, and due on demand.

5.

Common Shares

On July 19, 2011, the Company issued 3,000,000 common shares to directors and officers of the Company with a fair value of $30,000.  The common shares were valued using the fair value of the services rendered to the company as there was a lack of a liquid market for the common shares on the date of issuance.

6.

Subsequent Events

There were no subsequent events items as of the date of the filing of these financial statements.

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

RESULTS OF OPERATIONS

Working Capital

	August 31,	February 28,
	2011 $	2011 $
Current Assets	28,815	2,141
Current Liabilities	179,000	7,136
Working Capital (Deficit)	(150,185)	(4,995)

Cash Flows

	August 31, 2011 $	August 31, 2010 $
Cash Flows from (used in) Operating Activities	(47,656)	(17,000)
Cash Flows from (used in) Investing Activities	(82,170)	—
Cash Flows provided by Financing Activities	157,500	17,000
Net Increase (decrease) in Cash During Period	27,674	—

Operating Revenues

Operating revenues for the period ended August 31, 2011 was $235 and is comprised of revenue related to the Company’s oil and gas interests.

Operating revenues for the period ended August 31, 2010 was $nil.

Operating Expenses and Net Loss

Operating expenses for the period ended August 31, 2011 was $63,255 and is comprised of professional fees relating to accounting and legal expenses, and general and administrative costs relating to overhead expenses.

Operating expenses for the period ended August 31, 2010 was $17,053 and is comprised of professional fees relating to accounting and legal expenses.

Net loss for the period ended August 31, 2011 was $63,020 and is comprised of operating expenses offset by oil and gas revenues.

Net loss for the period ended August 31, 2010 was $17,053 and is comprised of operating expenses.

Liquidity and Capital Resources

As at August 31, 2011, the Company’s cash and total current asset balance was $28,815 compared to $2,141 as at February 28, 2011. The increase in total assets is attributed to cash received from related parties for the general operating expenses of the Company.

As at August 31, 2011, the Company had total liabilities of $179,000 compared with total liabilities of $7,136 as at February 28, 2011. The increase in total liabilities was attributed to an increase of $157,500 owing to related parties for purchase of the oil and gas interests and for general operating costs, and an increase of $14,364 or accounts payable relating to outstanding professional fees owing for services.

As at August 31, 2011, the Company had a working capital deficit of $150,185 compared with a working capital deficit of $4,995 as at February 28, 2011.  The increase in working capital deficit was attributed to the financing of operating expenses through amounts due to related parties, as well as a lack of sufficient cash flow resulting in an increase of accounts payable.

Cashflow from Operating Activities

During the period ended August 31, 2011, the Company used $47,656 of cash for operating activities compared to the use of $17,000 of cash for operating activities during the period ended August 31, 2010. The change in net cash used in operating activities is attributed to an increase in general operating expenditures.

Cashflow from Investing Activities

During the period ended August 31, 2011, the Company used $82,170 of cash for investing activities compared to $nil for the period ended August 31, 2010.  The change in cash flows used in investing activities is attributed to the purchase of oil and gas interests.

Cashflow from Financing Activities

During the period ended August 31, 2011, the Company received $157,500 of cash from financing activities compared to $17,000 for the period ended August 31, 2010.  The change in cash flows from financing activities is attributed to $157,500 of proceeds from related parties, whereas the Company received $12,500 from the issuance of common shares and $4,500 from related parties in the period ended August 31, 2010.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on June 14, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

On July 20, 2011, the Company, issued an aggregate of three million (3,000,000) shares of restricted common stock of the Company, with one million five hundred thousand (1,500,000) shares issued to each of Irma N. Colón-Alonso, the Company’s President & CEO, and Eric P. Littman, a Director, as a one-time bonus for services rendered to the Company. The three million (3,000,000) shares were valued at $30,000, which represents the value of the services provided on the award date.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

[REMOVED AND RESERVED].

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
3.01(b)	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on July 22, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.01	Form of Subscription Agreement	Filed with the SEC on July 12, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.02	Participation Agreement between the Company and Buckeye Exploration Company dated May 12, 2011	Filed with the SEC on May 16, 2011 as part of our Current Report on Form 8-K.
10.03	Participation Agreement between the Company and Premier Operating Company dated May 31, 2011	Filed with the SEC on June 8, 2011 as part of our Current Report on Form 8-K.
10.04	Investor Relations Agreement between the Company and LiveCall Investor Relations Company dated April 28, 2011	Filed with the SEC on June 14, 2011 as part of our Annual Report on Form 10-K.
16.01	Letter from former accountant Child, Van Wagoner & Bradshaw PLLC dated June 22, 2011 to the SEC	Filed with the SEC on June 28, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by amendment.
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by amendment.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by amendment.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOKITA VENTURES, INC.

Dated: October 24, 2011	/s/ Irma N. Colón-Alonso
By: Irma N. Colón-Alonso
Its: Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 24, 2011	/s/ Irma N. Colón-Alonso
By: Irma N. Colón-Alonso Its: Director

Dated: October 24, 2011	/s/ Eric P. Littman
By: Eric P. Littman Its: Director