Form 10-Q/A
period 2011-08-31
MOKITA, INC.
filed 2011-10-31
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

(Not required)   Yes      . No      .

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

Yes      . No   X  .

As of October 21, 2011, there were 7,800,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Mokita Ventures, Inc. (the “Company”) on Form 10-Q for the quarterly period ended August 31, 2011, filed with the Securities and Exchange Commission on October 24, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
3.01(b)	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on July 22, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.01	Form of Subscription Agreement	Filed with the SEC on July 12, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.02	Participation Agreement between the Company and Buckeye Exploration Company dated May 12, 2011	Filed with the SEC on May 16, 2011 as part of our Current Report on Form 8-K.
10.03	Participation Agreement between the Company and Premier Operating Company dated May 31, 2011	Filed with the SEC on June 8, 2011 as part of our Current Report on Form 8-K.
10.04	Investor Relations Agreement between the Company and LiveCall Investor Relations Company dated April 28, 2011	Filed with the SEC on June 14, 2011 as part of our Annual Report on Form 10-K.
16.01	Letter from former accountant Child, Van Wagoner & Bradshaw PLLC dated June 22, 2011 to the SEC	Filed with the SEC on June 28, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

MOKITA VENTURES, INC.

Dated: October 31, 2011	/s/ Irma N. Colón-Alonso
By: Irma N. Colón-Alonso
Its: Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 31, 2011	/s/ Irma N. Colón-Alonso
By: Irma N. Colón-Alonso Its: Director

Dated: October 31, 2011	/s/ Eric P. Littman
By: Eric P. Littman Its: Director