Form 10-Q
period 2011-11-30
MOKITA, INC.
filed 2012-01-23
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Yes      . No  X .

As of January 19, 2012, there were 7,800,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

MOKITA VENTURES, INC.*

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Financial Statements

For the Period Ended November 30, 2011

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Balance Sheets

(unaudited)

	November 30, 2011 $	February 28, 2011 $

ASSETS

Cash	4,858	1,141
Prepaid expense and deposits	–	1,000

Current Assets	4,858	2,141

Oil and gas properties - unproved	82,170	–

Total Assets	87,028	2,141

LIABILITIES

Current Liabilities

Accounts payable	26,250	2,636
Due to related parties	162,000	4,500

Total Liabilities	188,250	7,136

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 100,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 7,800,000 and 4,800,000 common shares, respectively

	7,800	4,800

Additional paid-in capital	70,200	43,200

Accumulated deficit during the exploration stage	(179,222)	(52,995)

Total Stockholders’ Deficit	(101,222)	(4,995)

Total Liabilities and Stockholders’ Deficit	87,028	2,141

Nature of operations and continuance of business (Note 1)

(The accompanying notes are an integral part of these financial statements)

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Statements of Operations

(unaudited)

	For the three months ended November 30, 2011 $	For the three months ended November 30, 2010 $	For the nine months ended November 30, 2011 $	For the nine months ended November 30, 2010 $	Accumulated from April 21, 2009 (Date of Inception) to November 30, 2011 $

Revenues	977	–	1,212	–	1,212

Operating Expenses

General and Administrative	22,934	2,101	92,575	2,101	116,176
Professional Fees	11,250	5,570	34,864	22,623	64,258

Total Operating Expenses	34,184	7,671	127,439	24,724	180,434

Net Loss	(33,207)	(7,671)	(126,227)	(24,724)	(179,222)

Net Loss per Share – Basic and Diluted	–	–	(0.02)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	7,800,000	3,675,824	6,261,818	2,220,000

(The accompanying notes are an integral part of these financial statements)

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Statements of Cashflow

(unaudited)

	For the nine months ended November 30, 2011 $	For the nine months ended November 30, 2010 $	Accumulated from April 21, 2009 (Date of Inception) November 30, 2011 $

Operating Activities

Net loss for the period	(126,227)	(24,724)	(179,222)

Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for management bonuses	30,000	–	30,000

Changes in operating assets and liabilities:

Prepaid expense and deposits	1,000	(1,000)	–
Accounts payable	23,614	2,447	26,250

Net Cash Used In Operating Activities	(71,613)	(23,277)	(122,972)

Investing Activities

Purchase of oil and gas property	(82,170)	–	(82,170)

Net Cash Used In Investing Activities	(82,170)	–	(82,170)

Financing Activities

Proceeds from issuance of common shares	–	45,500	48,000
Proceeds from a related party	157,500	4,500	162,000

Net Cash Provided By Financing Activities	157,500	50,000	210,000

Increase in Cash	3,717	26,723	4,858

Cash – Beginning of Period	1,141	–	–

Cash – End of Period	4,858	26,723	4,858

Supplemental disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

1.

Nature of Operations and Continuance of Business

Mokita Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on April 21, 2009. The Company is an exploration stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal operations were to provide credit card payment systems.  In April 2010, the Company acquired working interests in unproven oil and gas properties and changed its’ principal operations to the acquisition and development of oil and gas properties.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at November 30, 2011, the Company has not recognized any revenue, has a working capital deficit of $183,392 and an accumulated deficit of $179,222. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MOKITA VENTURES, INC.

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

MOKITA VENTURES, INC.

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

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30 and February 28, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

MOKITA VENTURES, INC.

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

a)

On May 12, 2011, the Company entered into a participation agreement to acquire a 6% working interest in oil and gas properties located in Noble County, Oklahoma for $32,670.

b)

On May 31, 2011, the Company entered into a participation agreement to acquire a 1% working interest in oil and gas properties located in Stephens County, Oklahoma for $49,500.

4.

Related Party Transactions

a)

As at November 30, 2011, the Company owes $4,500 (February 28, 2011 - $4,500) to the former President and Director of the Company for the funding of general operations.  The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at November 30, 2011, the Company owes $124,830 (February 28, 2011 - $nil) to a Director of the Company for the funding of general operations. The amount owing is unsecured, non-interest bearing, and due on demand.

c)

As at November 30, 2011, the Company owes $32,670 (February 28, 2011 - $nil) to a shareholder of the Company for funding of acquisition of unproven oil and gas properties.  The amount owing is unsecured, non-interest bearing, and due on demand.

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

RESULTS OF OPERATIONS

Working Capital

	November 30, 2011 $	February 28, 2011 $
Current Assets	4,858	2,141
Current Liabilities	188,250	7,136
Working Capital (Deficit)	(183,392)	(4,995)

Cash Flows

	Nine months ended November 30, 2011 $	Nine months ended November 30, 2010 $
Cash Flows from (used in) Operating Activities	(71,613)	(23,277)
Cash Flows from (used in) Investing Activities	(82,170)	-
Cash Flows from (used in) Financing Activities	157,500	50,000
Net Increase (decrease) in Cash During Period	3,717	26,723

Operating Revenues

During the nine months ended November 30, 2011, the Company recorded revenues of $1,212 compared with $nil during the nine months ended November 30, 2010.

Operating Expenses and Net Loss

Operating expenses for the three months ended November 30, 2011 was $34,184 compared with $7,671 for the three months ended November 30, 2010.  The increase in operating expenses were attributed to higher general and administrative activities as the Company raised more debt financing from related parties during the current year.

Operating expenses for the nine months ended November 30, 2011 was $127,439 compared with $24,724 for the nine months ended November 30, 2010.  The increase in operating expenses were attributed to higher general and administrative activities as the Company raised more debt financing from related parties during the current year.

Overall, net loss for the nine months ended November 30, 2011 was $126,227 compared with $24,724 for the nine months ended November 30, 2010.  The net loss per share was $0.02 for the nine months ended November 30, 2011 compared with a net loss of $0.01 per share for the nine months ended November 30, 2010.

Liquidity and Capital Resources

As at November 30, 2011, the Company had a cash balance of $4,858 compared with $1,141 at February 28, 2011.  The increase in cash was attributed to financing of $150,000 received from a related party for acquisition of oil and gas properties and $7,500 for working capital purposes.  The total asset balance as at November 30, 2011 was $4,858 compared to $2,141 at February 28, 2011.  The increase in total assets was attributed to increases of cash due to additional financing raised that remains unspent.

As at November 30, 2011, the Company had total liabilities of $188,250 compared with $7,136 at February 28, 2011.  The increase in total liabilities was attributed to an increase in amounts owing to related parties of $157,500 based on financing received from related parties during the period.

Cashflow from Operating Activities

During the period ended November 30, 2011, the Company used $71,613 of cash for operating activities compared to the use of $23,277 of cash for operating activities during the period ended November 30, 2010. The change in net cash used in operating activities is attributed to the fact that the majority of the transactions during the period related to investing and financing activities.

Cashflow from Investing Activities

During the period ended November 30, 2011, the Company incurred $82,170 of cashflow from investing activities relating to the acquisition of a 1% working interest in unproven oil and gas properties in Stephens County, Oklahoma for $49,500, and $32,670 for a 6% working interest in unproven oil and gas properties in Noble County, Oklahoma.

Cashflow from Financing Activities

During the period ended November 30, 2011, the Company received $157,500 of cash from financing activities compared to $50,000 for the period ended November 30, 2010.  The change in cash flows from financing activities is attributed to financing received from related parties totaling $150,000, which is unsecured, non-interest bearing, and due on demand.  In prior year, the Company received $45,500 from the issuance of common shares and $4,500 from related parties.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on June 14, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

MOKITA VENTURES, INC.

Dated: January 20, 2012	/s/ Irma N. Colón-Alonso
By: Irma N. Colón-Alonso
Its: Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: January 20, 2012	/s/ Irma N. Colón-Alonso
By: Irma N. Colón-Alonso Its: Director

Dated: January 20, 2012	/s/ Eric P. Littman
By: Eric P. Littman Its: Director