Form 10-K
period 2012-02-29
MOKITA VENTURES, INC.
filed 2012-10-12
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   February 29, 2012

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   [__________] to [__________]

Commission file number   333-167275

MOKITA VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-0525378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7695 SW 104th St., Suite 210, Miami, FL	33156
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(305) 663-7140

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes  X . No      .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X .

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 31, 2011 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

7,800,000 common shares as of October 10, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.

Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

Except as otherwise indicated by the context, references in this report to “we”, “us” “our” and “our company” are references to Mokita Ventures, Inc.

General Overview

Our company was incorporated in the State of Nevada on April 21, 2009, under the name Mokita Exploration, Ltd. Our company originally intended to develop its business as a mineral exploration company, however, due to the low supply of potentially profitable mining properties, our company abandoned its original plan and restructured its business strategy.  We then focused our efforts on developing a business as a provider of credit card payment services for Canadian customers.  To reflect our company’s new focus, on February 5, 2010, we filed a Certificate of Amendment to the Articles of Incorporation changing our name to Mokita, Inc.

Our company is no longer working to develop a business as a provider of credit card payment services and we have changed our business direction towards the acquisition, exploration and development of oil and gas properties.  We decided to enter the oil and gas industry because we were seeking out viable options to create value for our shareholders.  After conducting independent research on the feasibility of discovering and exploiting commercially recoverable amounts of oil and gas, we determined that an investment in oil and gas properties would be an excellent long term strategy that could potentially lead to lucrative business opportunities.  On July 20, 2011, we filed a Certificate of Amendment to the Articles of Incorporation changing our name to Mokita Ventures, Inc., to reflect our company’s new business plan.

Our Business

We are currently an exploration stage company focused on the acquisition, development and production of oil and gas properties.  As of the date of this Report, we have entered into two Participation Agreements, as discussed below in greater detail, for a percentage working interest in two oil and gas properties.  If the properties are viable and can be developed, we will receive a pro-rata share of any revenues generated from the properties, equivalent to our percentage working interests in the properties.  There are leases underlying the wells in which we own working interests; however we are not the holder of these leases and therefore we are not responsible for the payment or evaluation of any obligations under such leases. The leaseholder of the properties is responsible for paying and maintaining the leases.  If we are successful in generating revenues from our working interests in these oil and gas properties, we intend to acquire working interests in additional wells in the project area, subject to obtaining additional financing.  Our business strategy also includes seeking opportunities for mergers or acquisitions with other companies or entities.

Although we are currently focused on projects located in certain geographic regions, we continually evaluate attractive resource opportunities in other geographic areas. Our current focus is on acquiring working interests in oil and/or gas wells in the state of Oklahoma.  The oil and gas properties in which we have working interests do have proven reserves of oil or gas, but have been limited in nature.  We have a limited operating income and as a result, we depend upon funding from various sources to continue operations and to implement our growth strategy.

To date, we have earned revenues of $4,317, have cash on hand of $191 and have incurred a net loss of $281,604 since inception to the year ended February 29, 2012. We do not anticipate earning substantial revenues until such time as the oil and gas properties in which we have working interests enter into commercial production. These factors raise substantial doubt about our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations from our working interests in our oil and gas properties.

On March 15, 2012, we amended the terms of the amounts due to Exchequer Finance Inc.  Under the amended terms, the amount owing of US$170,500 is now unsecured, bears interest at 10% per annum, and is due on March 15, 2014.  In addition, the loan is convertible into shares of our common stock at a conversion price set at 75% of the average closing prices for the ten trading days immediately preceding the conversion date.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.

Risk Factors

Risks Associated with our Company

We are an exploration stage company with a limited operating history and working interests in wells having no proven reserves; thus, we may not be able to develop commercial operations.

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects.  The wells in which we currently own working interests have not been shown to contain any reserves.  If oil or gas reserves in commercially exploitable quantities are discovered on any of the oil and gas properties in which we hold working interests, we will be required to expend a portion of the costs needed to establish the extent of the resource, extract the resource, and develop and process the resources.  If a major reserve is discovered, there can be no assurance that such a reserve will be large enough to justify our operations in which case our business may fail.

We currently do not generate revenues, and as a result, we face a high risk of business failure.

Since changing our business plan to focus on the acquisition, development and production of oil and gas properties, we have primarily focused our efforts on the location and acquisition of our working interests in oil and gas properties.  In order to generate revenues, we will have to incur a portion of the operators’ expenses in the evaluation and development of the oil and gas properties.  There is no history upon which to base any assumption as to the likelihood that we will generate any operating revenues from our working interests.  Further, we recognize that if we are unable to generate significant revenues, our entire business may fail.

Our lack of diversification increases the risk of an investment in our company, and our financial condition and results of operations may deteriorate if we fail to diversify.

We lack diversification, in terms of both the nature and geographic scope of our business.  The business of our company is focused solely on the acquisition, exploration and development of oil and gas properties and to that end we have acquired small percentage working interests in only two wells located in Oklahoma.  As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified.

We may not effectively manage the growth necessary to execute our business plan.

Our business plan anticipates an increase in the number of our oil and gas interests and in strategic business partnerships.  This growth will place significant strain on our personnel, systems and resources.  We expect that we will be required to hire qualified employees to help us manage our growth effectively.  We believe that we will also be required to improve our management, technical, information and accounting systems, and controls and procedures.  We may not be able to maintain the quality of our operations, control our costs and expand our internal management, technical information and accounting systems to support our desired growth.  If we fail to manage our anticipated growth effectively, our business could be adversely affected.

Our Articles of Incorporation exculpate our officers and directors from any liability to our Company or our stockholders.

Our Articles of Incorporation contain a provision limiting the liability of our officers and directors for their acts or failures to act, except for acts involving intentional misconduct, fraud or a knowing violation of law. This limitation on liability may reduce the likelihood of derivative litigation against our officers and directors and may discourage or deter our stockholders from suing our officers and directors based upon breaches of their duties to our company.

The loss of key management personnel could have a material adverse effect on our business.

Our ability to develop our business depends in large part, on our ability to attract and maintain qualified key personnel.  Competition for such personnel is intense, and we cannot assure you that we will be able to attract and retain them.  Our development now and in the future will depend on the efforts of key management figures, such as, Douglas E. Forest, our president, chief executive officer, chief financial officer, treasurer and director and Irma N. Colón-Alonso, our secretary and director.   The loss of these key people could have a material adverse effect on our business.  We do not currently maintain life insurance on any of our key employees.

Since our executive officers have very little or no direct experience in the oil and gas industry, our company may never be successful in implementing its business strategy.

Douglas E. Forest, our president, chief executive officer, chief financial officer, treasurer and director and Irma N. Colón-Alonso, our secretary and director, have very little or no direct experience in the development of a business focused on the acquisition, exploration and development of oil and gas properties. As a result, our management may not be fully aware of many of the specific requirements related to the successful operation thereof. Management’s decisions and choices may not accurately account for the prevailing factors guiding others in the industry in their decision making processes. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience. As a result, we may have to suspend or cease operations.

As our company’s management has other outside business activities, they are not devoting all of their time to our company, which may result in periodic interruptions or business failure.

Douglas E. Forest, our president, chief executive officer, chief financial officer, treasurer and director and Irma N. Colón-Alonso, our secretary and director, have other outside business activities. Mr. Forest currently devotes approximately 5 hours per week to our company and its operations, and Ms. Colón-Alonso, devotes approximately 5 hours per week to our company and its operations. Our operations may be sporadic and occur at times which are not convenient to either Mr. Forest or Ms. Colón-Alonso, which may result in periodic interruptions or suspensions of our business plan. If the demands of our company’s business require their full business time, they are prepared to adjust their timetables to devote more time to our company’s business. However, they may not be able to devote sufficient time to the management of our company’s business, which may result in periodic interruptions in implementing our company’s plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

Risks Associated with our Business

The nature of oil and gas exploration makes the estimates of costs uncertain, and our operations may be adversely affected if we underestimate such costs.

We will share a portion of the ongoing costs of exploration and development of the oil and gas properties in which we have working interests, in a proportion equal to our working interests.  It is difficult to project the operating costs associated with an exploratory drilling program. Complicating factors include the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells. If the operators of our oil and gas interests underestimate the costs or potential challenges of such programs, we may be required to seek additional funding or abandon our interests.

Oil and gas operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations, which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages, which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Prices and markets for oil and gas are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our business.

Our revenues and earnings, if any, will be highly sensitive to the prices of oil and gas. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control.  These factors include, without limitation, governmental fixing, pegging, controls or any combination of these and other factors, changes in domestic, international, political, social and economic environments, worldwide economic uncertainty, the availability and cost of funds for exploration and production, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, war, or the threat of war, in oil producing regions, the foreign supply of oil, the price of foreign imports and the availability of alternate fuel sources. Significant changes in long-term price outlooks for crude oil or natural gas could have a material adverse effect on revenues as well as the value of our interests in the wells.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States, or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

Our business could be impaired if the leaseholders and operators of our oil and gas interests fail to comply with applicable regulations.

Failure to comply with government regulations could subject the leaseholders and operators of our oil and gas interests to civil and criminal penalties and require them to forfeit property rights or licenses, which in effect could cause us to lose our working interests.  They may also be required to take corrective actions for failure to comply with applicable regulations which could require substantial capital expenditures, a portion of which we would be required to bear.  As a result, our business operations and profitability could deteriorate due to regulatory constraints.

We may be unable to establish or maintain strategic relationships with industry participants, which may diminish our ability to conduct our operations.

Our potential to enter into strategic commercial arrangements or partnerships to obtain additional working interests in oil and gas properties and to grow our business depends upon our ability to develop and maintain close working relationships with industry participants and government officials.  We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them due to several factors including the inexperience of our management in the oil and gas industry, our limited number of working interests in oil and gas properties and the limited number of hours our management currently devotes to our business.  In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities that we would not otherwise be inclined to undertake.  If strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Risks Associated with our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. If a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of exploration stage companies, which may affect the market price of our common stock in a materially adverse manner.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. We cannot assure you of a positive return on investment or that you will not lose the entire amount of your investment in our common stock.

We may in the future issue additional shares of our common stock which would reduce investors’ ownership interests in our company and which may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.

Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

Item 1B.

Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.

Properties

Our property consists of office space located at 7695 SW 104th St., Suite 210, Miami, FL 33156. We use such space for no charge to our company from Irma Colon-Alonso. Currently, this space is sufficient to meet our needs; however, once we expand our business to a significant degree, we will have to find a larger space. We do not currently own any real estate.

On May 12, 2011, our company entered into a Participation Agreement (the "Buckeye Participation Agreement") with Buckeye Exploration Company ("Buckeye"). Pursuant to the terms and conditions of the Buckeye Participation Agreement, our company purchased a six percent (6%) working interest (the “Helen Working Interest”) in that certain well, known as the Helen Morrison #1 Well, which is located in the Southwest Otoe Prospect in Noble County, Oklahoma.  In exchange for the Helen Working Interest, our company paid a purchase price of thirty two thousand six hundred seventy dollars ($32,670) to Buckeye.

On May 31, 2011, our company, entered into a Participation Agreement (the "Premier Participation Agreement") with Premier Operating Company ("Premier"). Pursuant to the terms and conditions of the Premier Participation Agreement, our company purchased a one percent (1%) working interest (the “Marlow Working Interest”) in that certain West Marlow Hoxbar Unit located in Stephens County, Oklahoma.  In exchange for the Marlow Working Interest, our company paid a purchase price of forty nine thousand five hundred dollars ($49,500) to Premier.

Helen Morrison #1 Well – Noble County, Oklahoma

On May 12, 2011, our company entered into a Participation Agreement (the "Buckeye Participation Agreement") with Buckeye Exploration Company ("Buckeye"). Pursuant to the terms and conditions of the Buckeye Participation Agreement, our company purchased a six percent (6%) working interest in that certain well, known as the Helen Morrison #1 Well (the “Helen Well”), which is located in the Southwest Otoe Prospect in Noble County, Oklahoma.  In exchange for the working interest, our company paid a purchase price of thirty two thousand six hundred seventy dollars ($32,670) to Buckeye. In addition, the Buckeye Participation Agreement provides that our company shall have the right of first refusal to purchase the same percentage working interest, or more, in any subsequent off-set wells, if any additional interests in the Southwest Otoe Prospect become available in the future.

Buckeye shall serve as the operator of the Helen Well and we will share a portion of the ongoing costs of its exploration and development, in a proportion equal to our working interest.  According to Buckeye’s Operating Agreement, Buckeye shall commence drilling of the Helen Well on May 16, 2011 and shall continue the drilling of the well to a total depth of 5,000 +/- feet.

Location of the Helen Well

The Helen Well is situated in S/2 NW/4 and SW/4 of Section 24, Township 22 North, Range 1 West of Noble County, Oklahoma.

The above photograph is a picture of the Helen Well.

Drilling Operations on the Helen Well

On June 28, 2011, drilling of the Helen Well commenced and the well was drilled to a total depth of 309 feet.

On June 29, 2011, the well was drilled to a total depth of 1,757 feet, the pump pressure was 600 pounds per square inch (PSI), and the drill revolutions per minute (RPM) was 100.  At 1,757 feet deep, a deviation survey was conducted and the deviation measured at 1 ¾ degrees off vertical.  The total drill weight was approximately 24,000 – 26,000 lbs.

On June 30, 2011, the well was drilled to a total depth of 3,031 feet, with a maximum pump pressure and drill RPM of 800 PSI and 100, respectively.  A deviation survey at this depth revealed a deviation measurement of 1 degree off vertical.  The total drill weight was approximately 18,000 – 20,000 lbs.

On July 1, 2011, the well was drilled to a total depth of 3,654 feet, with a maximum pump pressure and drill RPM of 900 PSI and 80, respectively.  The total drill weight was approximately 28,000 – 30,000 lbs.  The total dead weight of drill string in the ground was 90,000 lbs.

On July 2, 2011, the well was drilled to a total depth of 4,200 feet, with a maximum pump pressure and drill RPM of 900 PSI and 65, respectively.  The total drill weight was approximately 32,000 – 36,000 lbs.  The total dead weight of drill string in the ground was 97,000 lbs.  The mud weight was at 9.2+ and the viscosity was 41.

On July 3, 2011, the well was drilled to a total depth of 4,350 feet.  Drilling continued thereafter at a slowed rate.

On July 4, 2011, drilling continued at a slowed rate and the well was drilled to a total depth of 4,720 feet.

Buckeye’s Geological Report dated July 12, 2011 – Drilling Summary of Helen Well

Buckeye prepared a Geological Report, dated July 12, 2011, of the drilling activities on the Helen Well, summarized as follows:

The Helen Well was drilled over a ten (10) day period that consisted of very hot and dry weather. The actual drilling, along with all phases of the operation, went relatively smooth without any unforeseen surprises.  The results of Buckeye’s findings from the drilling were generally consistent with their original predictions.

Most notably, the highly anticipated Mississippi Reef formation inside of the Helen Well was present in its entirety in the expected structural position.  Buckeye anticipates perforating the entire forty-four (44) feet of gross thickness of the Mississippi in which all of the best samples of oil shows occurred. The bottom thirty (30) feet of the formation appeared to have the best porosity and permeability. The bottom section is expected to produce the most oil, due to those findings. Water saturation for the entire forty-four (44) feet of the zone was surprisingly low.

 The Avant Lime, found at (3,189) feet below the surface, and the Middle Oswego Lime formation, drilled in at (4,186) feet below the surface, each have a history of natural gas production in the immediate East Polo Field area. However, these natural gas zones, which are secondary in nature to the Mississippi, were not tested at that time. Buckeye intends to explore the oil rich zones for production now while the oil prices are at such a premium and natural gas prices are consistently lagging behind.  Further, Buckeye intends to promptly begin the completion process on the Mississippi Reef (4,742’ to 4,786’) below surface, with forty four (44) net feet of perforations.

West Marlow Hoxbar Unit – Stephens County, Oklahoma

On May 31, 2011, our company entered into a Participation Agreement (the "Premier Participation Agreement") with Premier Operating Company ("Premier"). Pursuant to the terms and conditions of the Premier Participation Agreement, our company shall purchase a one percent (1%) working interest in that certain West Marlow Hoxbar Unit (the “West Marlow Hoxbar Unit”) located in Stephens County, Oklahoma.  In exchange for the working interest, our company shall pay a purchase price of forty nine thousand five hundred dollars ($49,500) to Premier.   Premier shall serve as the operator of the West Marlow Hoxbar Unit and we will share a portion of the ongoing costs of its exploration and development, in a proportion equal to our working interest.

Location of the West Marlow Hoxbar Unit

The West Marlow Hoxbar Unit is located in Sections 16, 17, 20 and 21 of Township 2 North, Range 8 West of Stephens County, Oklahoma.

The above photograph is a picture of the West Marlow Hoxbar Unit.

Drilling Operations on the West Marlow Hoxbar Unit

As of the date of this Report, we do not have any data on the drilling operations on the West Marlow Hoxbar Unit.

Principal Products and Services

We are currently an exploration stage company focused on the acquisition, development and production of oil and gas properties.  We do not currently offer any products or services for sale.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently do not utilize patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.

Future Oil and Gas Interests

If we are successful in generating revenues from our current working interests in oil and gas properties, we intend to acquire working interests in additional wells within the same project area, subject to obtaining additional financing.  Our search for oil and gas leases or working interests in leases will be directed towards small and medium-sized oil and natural gas production companies and properties.

We are looking for low risk interests and properties which have the following qualities:

•

At least developmental drilling in proven producing areas;

•

High performance of other wells in the area;

•

Good geological and engineering reports;

•

Diversified package of wells to be drilled (at least two wells in the project);

•

Significant additional production capacity through developmental drilling, recompletions and workovers;

•

Further developmental potential; and

•

In some cases, ability to assume operatorship or appointment of a known operator with relevant experience in the area.

The Oil and Gas Industry

The United States ranks as the third highest oil producing country in the world and ranks first as the country with the highest consumption of oil. The United States ranks as the second highest natural gas producing country in the world and ranks first as the country with the highest consumption of natural gas.  (U.S. Energy Information Administration. 2009. Retrieved on July 22, 2011 from and publicly available at: http://www.eia.gov/countries/index.cfm?view=production).

Currently, oil and natural gas fuel more than 97 percent of America’s vehicles, whether on land, sea, or in the air.  Oil and natural gas are also key components in the vast majority of all manufactured goods. Whether it’s surgical equipment, fertilizers, phones, CDs, paints or fuels, the oil and natural gas industry supports our day-to-day safety, mobility, health and lifestyle. (Energy Tomorrow. Retrieved on July 22, 2011 from and publicly available at: http://energytomorrow.org/issues/oil-and-gas-101/petroleum-products/).

Further, the demand for oil and gas is expected to significantly rise.  The U.S. will require 21 percent more energy in 2035 than in 2009 with more than half of the energy demand expected to be met by oil and natural gas.  Today, oil accounts for 37 percent of our energy use with the lion’s share of it fueling 94 percent of our transportation energy needs. Although ethanol and other biofuels are expected to grow rapidly in the future and steadily displace some oil use, the U.S. Energy Information Administration forecasts oil will continue to account for the largest share of our energy needs filling 33 percent of total energy demand and 85 percent of our transportation needs in 2035.  (“Energizing America.  Facts for Addressing Energy Policy.”  energyAPI.  May 2, 2011.  Retrieved on July 22, 2011 from and publicly available at http://www.api.org/aboutoilgas/upload/truth_primer4.pdf.)

Future U.S. Energy Demand:  The U.S. will require 21 percent more energy in 2035 than in 2009.

(Calculated in Quadrillion British Thermal Units “BTU”).

140
120
100
80
60
40
20
0.0
1980
2000
2005
2015
2035
Hydro
Biomass and Renewables
Nuclear
Coal
Natural Gas
Oil
1980
3.3%
3.7%
3.5%
19.7%
25.9%
43.8%
2009*
2.8%
2.6%
8.8%
20.8%
24.6%
38.6%
2035*
2.7%
4.7%
8.0%
21.3%
23.8%
36.6%

Source:  “Energizing America.  Facts for Addressing Energy Policy.”  energyAPI.  May 2, 2011.

Retrieved on July 22, 2011 from and publicly available at http://www.api.org/aboutoilgas/upload/truth_primer4.pdf.

Globally, the demand for energy has also hit all time highs and countries such as China and India are driving this demand.  India and China will account for 45 percent of the increase in global primary energy demand by 2030, with both countries more than doubling their energy use over that period (“The World’s 10 Biggest Oil Consumers.”  Rediff Business.  March 12, 2010. Retrieved on July 22, 2011 from and publicly available at: http://business.rediff.com/slide-show/2010/mar/12/slide-show-1-worlds-10-biggest-oil-consumers.htm#contentTop). As the population density increases, the demand for oil and gas will rise. Of course, the price history of oil and gas is not one of constant increase, and every investor should be aware of this.

Recent forecasts by the U.S. Energy Information Administration estimate that sustaining a 3.2 percent rate of annual growth in the global economy from 2007 to 2035 (measured in purchasing power parity) will require an expansion of about 24.5 million barrels per day in global oil supplies.  That is an increase equivalent to nearly doubling the current consumption of North America. The growth in demand for natural gas worldwide is expected to be even larger, increasing by 45 percent from 2007 to 2035. Despite significant growth of renewables and improvements in energy efficiency, more than half of the world’s energy demand will be met in 2035 by oil and natural gas, as is the case today.  (“Energizing America.  Facts for Addressing Energy Policy.”  energyAPI.  May 2, 2011. Retrieved on July 22, 2011 from and publicly available at http://www.api.org/aboutoilgas/upload/truth_primer4.pdf.)

Future Global Energy Demand:  The World will require 49 percent more energy in 2035 than in 2007.

(Calculated in Quadrillion British Thermal Units “BTU”).

Source:  “Energizing America.  Facts for Addressing Energy Policy.”  energyAPI.  May 2, 2011.

Retrieved on July 22, 2011 from and publicly available at http://www.api.org/aboutoilgas/upload/truth_primer4.pdf.

There are significant risks associated with direct investing in oil and gas projects. However, we believe that direct investments in oil & gas can provide high potential returns and cash flow. There have been many new discoveries in oil and gas developmental technology, including faster drilling speeds, greater access to resources, better completion techniques and even turn-key drilling commitments for drilling deeper than 20,000 feet.   Oil and gas prices are now sufficiently high enough to warrant drilling deeper and spending more money to do it. Ten or more years ago, oil drilling was very risky, largely due to the probability of hitting a dry well. However, technology has come a long way since then. The latest techniques include the use of satellite mapping and horizontal drilling. This enables producers to locate and drill more effectively, thus reducing cost.

Significant oil and gas discoveries that are announced today often result from investments begun by companies as far back as a decade or more ago. Since the year 2000, our industry invested over 2 trillion dollars in U.S. capital projects to meet the growing demand for oil and natural gas.  The worldwide economic downturn, along with lower oil and natural gas prices and tight credit markets, caused some oil and natural gas producers to cut their capital budget plans in 2009. However, investments have since rebounded.  (“Energizing America.  Facts for Addressing Energy Policy.” energyAPI.  May 2, 2011. Retrieved on July 22, 2011 from and publicly available at http://www.api.org/aboutoilgas/upload/truth_primer4.pdf.)

Competition

The oil and gas industry is highly competitive.  We compete with other companies for financing and for the acquisition of new interests in oil and gas properties.  Almost all of the companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring interests in oil and gas properties of merit. In addition, they may be able to afford more geological and other technical expertise in the targeting of new oil and gas interests. This competition could result in competitors having working interests in oil and gas properties of greater quality and production potential.

Governmental Regulation

General

The production and sale of oil and gas is subject to regulation by federal, state, and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas, pursuant to which administrative agencies may promulgate rules in connection with the operation and production of wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates of production with respect thereto.

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975, which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be reimposed in the future but when, if ever, such re-imposition might occur and the effect thereof cannot be predicted.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 (“NGPA”). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is “deregulated”). Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission (“FERC”). In June 1986, FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible that the leaseholders of our oil and gas properties may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

Legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties.

The regulatory burden on this industry could increase the operating expenses of the operators of the oil and gas properties in which we have working interests and therefore, affect our profitability. However, we do not believe that these regulations will have a significant negative impact on our limited operations with respect to our oil and gas interests.

Regulation of Drilling and Production

The drilling and production operations of the oil and gas properties in which we have working interests are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

•

the amounts and types of substances and materials that may be released into the environment;

•

the discharge and disposition of waste materials;

•

the reclamation and abandonment of wells and facility sites; and

•

the remediation of contaminated sites.

In order to comply with these statutes and regulations, the leaseholders of the oil and gas properties in which we hold working interests were required to obtain permits for drilling operations, drilling bonds, and reports concerning operations.  Failure to comply with these statutes and regulations could result in substantial fines or penalties being imposed upon the leaseholders, which in turn could negatively affect our profitability.

Environmental Regulations

The drilling and production operations of oil and gas properties are affected by various federal, state and local environmental laws and regulations, including the Oil Pollution Act of 1990, Federal Water Pollution Control Act, and Toxic Substances Control Act. The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who dispose of or arrange for the disposal of “hazardous substances” found at such sites. It is not uncommon for neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

Generally, environmental laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

•

drilling;

•

development and production operations;

•

activities in connection with storage and transportation of oil and other liquid hydrocarbons; and

•

use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions.  Compliance with existing regulations increases the overall costs of business for the leaseholders and operators of the oil and gas properties as well as for us, as we bear a portion of these expenses.   The increased costs cannot be easily determined. Such areas affected include:

•

unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water;

•

capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes; and

•

capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug, and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations. However, we do not believe that changes to these regulations will have a significant negative effect upon our oil and gas interests.

Employees

We have no employees, other than Douglas E. Forest, our president, chief executive officer, chief financial officer, treasurer, and director and Irma N. Colón-Alonso, our secretary and director.

Productive Wells

See below production data as at February 29, 2012:

	For the fiscal year ended February 29, 2012	For the fiscal year ended February 28, 2011
Production Data:
Natural gas (Mcf)	21.4	N/A
Oil (Bbls)	42.8	N/A
Average Prices:
Natural gas (per Mcf)	$3.03	N/A
Oil (per Bbl)	$97.12	N/A

Productive Wells

The following table summarizes information at February 29, 2012, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, but specifically exclude wells drilled and cased during the fiscal year that have yet to be tested for completion (e.g., all of the operated wells drilled by our company during this year have been cased in preparation for completion, but no operations have been initiated that would allow these wells to be productive). Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests in the gross wells.

	Gross			Net
Location	Oil	Gas	Total	Oil	Gas	Total
Oklahoma	6	-	6	6	-	6

Total	6	-	6	6	-	6

Supplemental Information on Oil Producing Properties (Unaudited)

Supplemental Reserve Information

The information set forth below on our proved oil reserves is presented pursuant to the disclosure requirements of Accounting Standards Codification Topic 932 –  Extractive Activities – Oil and Gas  (“ASC 932”).  The Company emphasizes that reserve estimates are inherently imprecise. Our reserve estimates were generally based upon extrapolation of historical production trends, analogy to similar properties and volumetric calculations. Accordingly, these estimates are expected to change and such changes could be material and occur in the near term as future information becomes available.

The Company retained the service of an independent petroleum consultant Ramsey Property Management, LLC, to estimate its proved oil reserves at February 29, 2012.

The following table sets forth a summary of changes in estimated reserves for 2012 and 2011:

	Years Ended February 29 & 28,
Change of reserve quantity information (Bbls)	2012	2011

Proved reserves at beginning of year	-	-
Acquisitions of oil and gas producing properties	1,165	-
Production	(25)	-
Proved reserves at end of year	1,140	-

Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Oil Reserves

The following information has been developed utilizing procedures prescribed by ASC 932 and based on oil reserve and production volumes estimated by the Company’s independent reserve engineers. It may be useful for certain comparison purposes but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The future cash flows presented below are computed by applying the average prices for the first day of the twelve months ended February 29, 2012 to year-end quantities of proved oil reserves. Future production and development costs are computed by estimating the expenditures to be incurred in producing the Company’s proved reserves based on year-end costs and assuming continuation of existing economic conditions. It is expected that material revisions to some estimates of oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.

Management does not rely upon the following information in making investment and operating decisions. Such decision are based upon a wide range of factors, including estimates of proved reserves, and varying price and cost assumptions are considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth our future net cash flows relating to proved oil reserves based on the standardized measure prescribed in ASC 932:

	Years Ended February 29 & 28,
	2012	2011

Future cash inflows (1)	$105,143	$-
Future production costs (2)	(48,803)	-
Future income tax expenses (3)	-	-
Future net cash flows	56,340	-
10% annual discount for estimated timing of cash flows	(34,746)	-
Standardized measure of discounted future net cash flows relating to proved oil reserves	$21,594	$-

1.

Oil revenues are based on average twelve-month prices preceding 2/29/12 ($92.23 per barrel). There is no consideration of risks associated with future production of proved reserves.

2.

Based on economic conditions at year-end, and does not include administrative, general, or financing costs.

3.

The future income tax rate for the period covered under these properties (approximately 13 years) is assumed to be zero due to tax loss carryforwards.

Changes in Standardized Measure of Discounted Future Cash Flows

The following table sets forth the principal sources of change in the standardized measure of discounted future net cash flows:

	Years Ended February 29 & 28,
	2012	2011

Beginning balance	$-	$-
Sales of oil net of production costs	(2,651)	-
Purchases of minerals in place	24,245	-
Sales of minerals in place	-	-
Net change in standardized measure of discounted cash flows	21,594
	$21,594	$-

Capitalized Costs Related to Oil Producing Activities

The following table sets forth the capitalized costs relating to the Company’s oil and natural gas producing activities:

	Years Ended February 29 & 28,
	2012	2011

Proved properties	$83,340	$-
Unproved properties	-	-
Oilfield support equipment	-	-
Total oil producing properties	82,170	-
Accumulated depreciation, depletion, amortization and impairment	(61,746)	-
Oil producing properties, net	$21,594	$-

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Costs incurred in connection with crude oil and natural gas acquisition, exploration and development are as follows:

	Years Ended February 29 & 28,
	2012	2011
Property acquisition costs:
Proved properties	$82,170	$-
Unproved properties	-	-
Total acquisition costs	82,170	-
Development costs	1,170	-
Total	$83,340	$-

Results of Operations

The Company’s results of operations related to oil activities are set forth below. The following table includes revenues and expenses associated directly with our oil producing activities. It does not include any interest costs, general and administrative costs or provision for income taxes due to the net operating loss carry-forward, and therefore, is not necessarily indicative of the contribution to consolidated net operating results of our oil operations.

	Years Ended February 29 & 28,
	2012	2011

Sales of oil	$4,317	$-

Lease operating expenses	(857)	-
Depreciation, depletion and amortization	(720)	-
Accretion of asset retirement obligation	(89)	-

Results of producing activities	$2,651	$-

Item 3.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for our Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since December 28, 2010 under the symbol “MKIT”

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
February 29, 2012	$3.10	$3.07
November 30, 2011	$3.10	$2.30
August 31, 2011	N/A(1)	N/A(1)
May 31, 2011	N/A(1)	N/A(1)
February 29, 2011	N/A(1)	N/A(1)
November 30, 2010	N/A(1)	N/A(1)
August 31, 2010	N/A(1)	N/A(1)
May 31, 2010	N/A(1)	N/A(1)
February 29, 2010	N/A(1)	N/A(1)

(1)

Our common stock was listed for quotation on December 28, 2010. Our first trade did not occur until September 16, 2011.

As of September 7, 2012, there were approximately 27 holders of record of our common stock. As of such date, 7,800,000 common shares were issued and outstanding.

Our common shares are issued in registered form. Clear Trust LLC 16540 Pointe Village Drive, Suite 206, Lutz, Florida 33558 (Telephone: 813. 235-4490) is the registrar and transfer agent for our common shares.

Dividend Policy

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended February 29, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended February 29, 2012.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended February 29, 2012.

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended February 29, 2012 and February 28, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Working Capital

	February 29, 2012 $	February 28, 2011 $
Current Assets	$2,355	$2,141
Current Liabilities	$192,937	$7,136
Working Capital (Deficit)	$(190,582)	$(4,995)

Cash Flows

	Year ended February 29, 2012 $		Year ended February 28, 2011 $
Cash Flows from (used in) Operating Activities	$(93,280)		$(48,859)
Cash Flows from (used in) Investing Activities	$(49,500)	$	Nil
Cash Flows from (used in) Financing Activities	$141,830		$50,000
Net Increase (decrease) in Cash During Period	$(950)		$1,141

Operating Revenues

During the year ended February 29, 2012, our company recorded oil and gas production revenue of $4,317 compared with $nil for the year ended February 28, 2011.  The increase is due to the fact that our company acquired interests in two oil and gas properties during the year, which began producing revenue.

Operating Expenses and Net Loss

Operating expenses for the year ended February 29, 2012 was $220,069 compared with $50,382 for the year ended February 28, 2011.  The increase of $169,687 is attributed to production costs related to the oil and gas property, as well as overhead and general costs relating to the due diligence and acquisition of the properties.  Furthermore, our company incurred an impairment loss of $61,026 for oil and gas properties, and an increase of $18,399 in professional fees for legal, accounting, and audit costs relating to the acquisition of the properties and increase in time and costs due to an overall increase in operations.

Overall, net loss for the year ended February 29, 2012 was $228,609 or $0.03 loss per share compared with a net loss of $50,382 and a loss per share of $0.02 for the year ended February 28, 2011.

Liquidity and Capital Resources

As at February 29 2012, our company had a cash balance of $191 compared with $1,141 at February 28, 2011.  The decrease in cash was attributed to net cash received and used during the year as our company raised financing and obtaining cash from operations, but also incurred significant production costs and general operating costs.  The total asset balance as at February 29, 2012 was $23,949 compared to $2,141 at February 28, 2011.  The increase in total assets was attributed to increase in oil and gas properties of $21,594 which included the acquisition costs of the two oil and gas properties net of depreciation, depletion, amortization, and impairment costs that were recognized during the year.

As at February 29, 2012, our company had total liabilities of $194,196 compared with $7,136 at February 28, 2011.  The increase in total liabilities was attributed to an increase in a note payable of $150,000, an increase of $31,801 in accounts payable and accrued liabilities for overall increase in operating costs and the lack of sufficient cash flow to settle outstanding obligations as they come due, and $1,259 for asset retirement costs related to future estimated completion costs for restoration and rehabilitation of oil and gas properties after full completion of production.

Cashflow from Operating Activities

During the year ended February 29, 2012, our company used $93,280 of cash for operating activities compared to the use of $48,859 of cash for operating activities during the year ended February 28, 2011. The increase in cash used for operating activities was attributed to an overall increase in production costs relating to the production of the two oil and gas properties for our company.

Cashflow from Investing Activities

During the year ended February 29, 2012, our company incurred $49,500 of cash for investing activities related to the acquisition costs of the oil and gas properties.  During the year ended February 28, 2011, our company did not have any investing activities.

Cashflow from Financing Activities

During the year ended February 29, 2012, our company received a net amount of $141,830 of cash from financing activities related to borrowings from a non-related party which is unsecured, non-interest bearing, and due on demand.  During the year ended February 28, 2011, our company received proceeds of $50,000 including $45,500 from the issuance of common shares, and $4,500 from a related party.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and cash equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Foreign Currency Translation

Our company’s functional currency is the United States dollar and its reporting currency is the United States dollar. Foreign currency transactions are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

Basic and Diluted Net Loss per Share

Our company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, note payable, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2012 and February 28, 2011, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Oil and Gas Properties

Our company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, our company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. When our company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made our company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

Our company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, our company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (a) The present value of estimated future net revenue computed by applying constant prices of oil and gas reserves based on an average of prices during the year (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (b) the cost of property not being amortized; plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (d) income tax effects related to differences between the book and tax basis of the property.

Management’s assumptions used in calculating oil and gas reserves or regarding the future net cash flows or fair value of our company’s properties are subject to change in the future.  Any change, such as changes in reserves or commodity price forecasts, could cause changes in the fair value estimates of the properties or impairment expense to be recorded, impacting net income or loss of our company.  Any change in reserves directly impacts future cash flows and fair values of the properties.

Asset Retirement Obligations

Our company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and our company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.

Financial Statements and Supplementary Data

MOKITA, INC.

(A Development Stage Company)

Financial Statements

For the Year Ended February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Mokita Ventures , Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Mokita, Inc. (an exploration stage company) as of February 29, 2012, and the related statement of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. The financial statements for the year ended February 28, 2011 were audited by other auditors whose report expressed an unqualified opinion on those statements. The financial statements for the period from April 21, 2009 (inception) to February 29, 2012, insofar as it relates to amounts for prior periods through February 28, 2011, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mokita Ventures , Inc. as of February 29, 2012, and the results of its operations, changes in stockholders' deficit and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has very little operations to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

Houston, Texas

October 4 , 2012

To The Board of Directors and Stockholders

Mokita Ventures, Inc.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

June 13, 2011

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Balance Sheets

	February 29, 2012 $	February 28, 2011 $

ASSETS

Cash	191	1,141
Accounts receivable	2,164	–
Prepaid expense and deposits	–	1,000

Current Assets	2,355	2,141

Oil and gas properties, proved net of accumulated depletion, depreciation, impairment, and amortization of $61,746 (2011 - $nil)	21,594	–

Total Assets	23,949	2,141

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	34,437	2,636
Due to related parties	8,500	4,500
Note payable	150,000	–

Current Liabilities	192,937	7,136

Asset retirement obligation	1,259	–

Total Liabilities	194,196	7,136

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 100,000,000 common shares, par value of $0.001 per share Issued and outstanding: 7,800,000 and 4,800,000 common shares, respectively

	7,800	4,800

Additional paid-in capital	103,557	43,200

Accumulated deficit during the exploration stage	(281,604)	(52,995)

Total Stockholders’ Deficit	(170,247)	(4,995)

Total Liabilities and Stockholders’ Deficit	23,949	2,141

(The accompanying notes are an integral part of these financial statements)

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Statements of Operations

	For the Year Ended February 29, 2012 $	For the Year Ended February 28, 2011 $	Accumulated from April 21, 2009 (Date of Inception) to February 29, 2012 $

Revenues	4,317	–	4,317

Operating Expenses

Accretion expense	89	–	89
Depreciation, depletion, and amortization	720	–	720
Impairment of oil & gas properties	61,026	–	61,026
General and administrative	110,697	22,101	134,298
Lease operating expenses	857	–	857
Professional Fees	46,680	28,281	76,074

Total Operating Expenses	220,069	50,382	273,064

Net Loss before other expense	(215,752)	(50,382)	(268,747)

Other Expense

Interest expense	(12,857)	–	(12,857)

Net loss	(228,609)	(50,382)	(281,604)

Net Loss per Share – Basic and Diluted	(0.03)	(0.02)

Weighted Average Shares Outstanding – Basic and Diluted	6,644,262	2,964,658

(The accompanying notes are an integral part of these financial statements)

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Statements of Cashflows

	For the Year Ended February 29, 2012 $	For the Year Ended February 28, 2011 $	Accumulated from April 21, 2009 (Date of Inception) February 29, 2012 $

Operating Activities

Net loss for the year	(228,609)	(50,382)	(281,604)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	89	–	89
Depreciation, depletion, and amortization	720	–	720
Impairment of oil & gas properties	61,026	–	61,026
Imputed interest expense	12,857	–	12,857
Shares issued for management bonuses	30,000	–	30,000

Changes in operating assets and liabilities:

Accounts receivable	(2,164)	–	(2,164)
Prepaid expense and deposits	1,000	(1,000)	–
Accounts payable	31,801	2,523	34,437

Net Cash Used In Operating Activities	(93,280)	(48,859)	(144,639)

Investing Activities

Purchase of oil and gas property	(49,500)	–	(49,500)

Net Cash Used In Investing Activities	(49,500)	–	(49,500)

Financing Activities

Proceeds from issuance of common shares	–	45,500	48,000
Proceeds from a note payable	117,330	–	117,330
Proceeds from a related party	44,500	4,500	49,000
Repayments to a related party	(20,000)	–	(20,000)

Net Cash Provided By Financing Activities	141,830	50,000	194,330

Increase (Decrease) in Cash	(950)	1,141	191

Cash – Beginning of Period	1,141	–	–

Cash – End of Period	191	1,141	191

Non-cash investing and financing activities

Asset retirement obligation assumed on oil and gas properties	1,170	–	1,170
Oil and gas property acquired with note payable	32,670	-	32,670
Related party debt forgiven	20,500	-	20,500

Supplemental disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)

From April 21, 2009 (Date of Inception) to February 29, 2012

				Accumulated
	Common Stock		Additional	deficit during the
	Shares	Par value	paid-in capital	development stage	Total
	#	$	$	$	$

Balance – April 21, 2009 (Date of Inception)	–	–	–	–	–

Issuance of shares for $0.01 per share	1,500,000	1,500	13,500	–	2,500

Net loss for the period	–	–	–	(2,613)	(2,613)
	–	–
Balance – February 28, 2010	1,500,000	1,500	13,500	(2,613)	(113)

Proceeds from share subscriptions	–	–	–	–	12,500

Issuance of shares for $0.01 per share	3,300,000	3,300	29,700	–	33,000

Net loss for the year	–	–	–	(50,382)	(50,382)

Balance – February 28, 2011	4,800,000	4,800	43,000	(52,995)	(4,995)

Shares issued for services	3,000,000	3,000	27,000	–	30,000

Forgiveness of related party debt	–	–	20,500	–	20,500

Imputed interest expense	–	–	12,857	–	12,857

Net loss for the year	–	–	–	(228,609)	(228,609)

Balance – February 29, 2012	7,800,000	7,800	103,357	(281,604)	(170,247)

(The accompanying notes are an integral part of these financial statements)

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

1.

Nature of Operations and Continuance of Business

Mokita Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on April 21, 2009. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal operations were to provide credit card payment systems.  In May 2011, the Company acquired working interests in oil and gas properties and changed its’ principal operations to the acquisition and development of oil and gas properties.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at February 29, 2012, the Company has recognized only nominal revenues from its oil and gas production, has a working capital deficit of $190,582 and an accumulated deficit of $281,604. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.   As at February 29, 2012 and February 28, 2011, the Company had no cash equivalents.

d)

Foreign Currency Translation

The Company’s functional currency is the United States dollar and its reporting currency is the United States dollar. Foreign exchange items are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

e)

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

f)

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, note payable, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2012 and February 28, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

h)

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

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (a) The present value of estimated future net revenue computed by applying constant prices of oil and gas reserves based on an average of prices during the year (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (b) the cost of property not being amortized; plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (d) income tax effects related to differences between the book and tax basis of the property.

Management’s assumptions used in calculating oil and gas reserves or regarding the future net cash flows or fair value of the Company’s properties are subject to change in the future.  Any change, such as changes in reserves or commodity price forecasts, could cause changes in the fair value estimates of the properties or impairment expense to be recorded, impacting net income or loss of the Company.  Any change in reserves directly impacts future cash flows and fair values of the properties.

During the year ended February 29, 2012, the Company recorded depreciation, depletion, and amortization expense of $720 and recognized an impairment of oil & gas properties of $61,026.

i)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at February 29, 2012, the Company recorded asset retirement obligations of $1,259.  The Company assumed $1,170 in asset retirement obligations with their asset acquisitions and recognized $89 of accretion expense during the year ended February 29, 2012.

j)

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

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

3.

Oil and Gas Properties

	Noble County, Oklahoma $	Stephens County, Oklahoma $

Capitalized costs, February 28, 2010 and 2011	–	–

Acquisition costs	32,670	49,500
Other costs	1,170	–
Depreciation, depletion, and amortization	(720)	–
Impairment	(11,526)	(49,500)

Capitalized costs, February 29, 2012	21,594	–

(a)

On May 12, 2011, the Company entered into a participation agreement to acquire a 6% working interest in oil and gas properties located in Noble County, Oklahoma for $32,670.

(b)

On May 31, 2011, the Company entered into a participation agreement to acquire a 1% working interest in oil and gas properties located in Stephens County, Oklahoma for $49,500.

4.

Note Payable

As at February 29, 2012, the Company owes $150,000 (2011 - $nil) to a non-related party for an outstanding note payable. Included in this amount is $32,670 which was paid by the note holder for the acquisition of oil and gas properties. The amount owing is unsecured, non-interest bearing, and due on demand.  For the year ended February 29, 2012, the Company recorded imputed interest expense of $12,857, assuming an imputed interest rate of 10% per annum.

5.

Related Party Transactions

a)

As at February 29, 2012, the Company owes $4,500 (2011 - $4,500) to the former President and Director of the Company for the funding of general operations.  The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at February 29, 2012, the Company owes $4,000 (2011 - $nil) to a Director of the Company for the funding of general operations and management fees. The amount owing is unsecured, non-interest bearing, and due on demand.

c)

During the year ended February 29, 2012, a former director of the Company forgave $20,500 that was owing from the Company, and the forgiven amount has been recorded as additional paid-in-capital.

6.

Common Shares

a)

On July 19, 2011, the Company issued 3,000,000 common shares to directors and officers of the Company with a fair value of $30,000.  The common shares were valued using the most recent share price issued for cash proceeds ..

b)

On September 20, 2010, the Company issued 3,300,000 common shares at $0.01 per share for proceeds of $33,000.

c)

On April 21, 2009, the Company issued 1,500,000 common shares at $0.01 per share for proceeds of $15,000, of which $12,500 was outstanding as at February 28, 2010.

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

7.

Income Taxes

The Company has $206,912 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended February 29, 2012 and February 28, 2011 as a result of the following:

	February 29, 2012 $	February 28, 2011 $

Net loss before taxes	(228,609)	(50,382)
Statutory rate	34%	34%

Computed expected tax recovery	77,727	17,130
Permanent differences and other	(25,395)	–
Change in valuation allowance	(52,332)	(17,130)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at February 29, 2012 and February 28, 2011 after applying enacted corporate income tax rates are as follows:

	February 29, 2012 $	February 28, 2011 $

Net operating losses carried forward	70,350	18,018
Valuation allowance	(70,350)	(18,018)

Net deferred tax asset	–	–

As at February 29, 2012 and February 28, 2011, the Company has no uncertain tax positions.  The Company has no uncertain tax positions, or interest owing as at February 29, 2012.

8.

Subsequent Events

On March 15, 2012, the Company amended the terms of the note payable, as noted in Note 4.  Under the amended terms of the note, the amount is unsecured, bears interest at 10% per annum, and is due on demand.  The note is also convertible at a rate of 75% of the weighted average closing price for the ten trading days immediately preceding the conversion date.  Furthermore, the Company received an additional $20,000 and the outstanding principal amount of the note is at $170,000.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 21, 2011, M&K CPAS, PLLC (“M&K”) was engaged as the registered independent public accountant for our company and Child, Van Wagoner & Bradshaw PLLC (“CVWB”) was dismissed as the registered independent public accountant for our company. The decisions to appoint M&K and dismiss CVWB were approved by the board of directors of our company on June 21, 2011.

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern which was included in our accountant’s report on the financial statements for the years ended February 28, 2011 and 2010, CVWB’s reports on the financial statements of our company for the years ended February 28, 2011 and 2010 or subsequent interim period did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of February 29, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 29, 2012, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of February 29, 2012, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that our company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at February 29, 2012, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of February 29, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 29, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to rules of the SEC that permit our company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in our Company’s Internal Control over Financial Reporting

Once our company is engaged in a business of merit and has sufficient personnel available, then our board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2012.

2.	We will appoint additional personnel to assist with the preparation of our company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Irma N. Colón-Alonso	Secretary and Director	41	March 3, 2011
Douglas E. Forest	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	57	March 8, 2012

The board of directors has no nominating, audit or compensation committee at this time.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Irma N. Colón-Alonso

Irma N. Colón-Alonso has been our secretary and a member of our company’s Board of Directors since March 3, 2011.

During the past seven years, Ms. Colón-Alonso has gained significant administrative, financial and legal experience as a legal assistant and office manager for the law offices of Howard Hochman, where she was responsible for managing the firm’s billing and business accounts, supervising personnel and providing legal services to the firm. Further, she developed extensive business and marketing knowledge while working as an account executive for Transworld Systems, where she helped generate new clients, market the company’s services, and participate in sales transactions.  Additionally, she has achieved over five years of broad management experience working for MetDisability as a disability claims manager and Oglethorpe University as a territory manager.  Ms. Colón-Alonso was appointed as an officer and director of our company due to her strong business education and many years of experience in marketing and finance.

Douglas E. Forest

Douglas E. Forest has been our president, chief executive officer, chief financial officer, treasurer and a member of our company’s Board of Directors since March 8, 2012.

Mr. Forest has numerous years of experience and knowledge of drilling, maintenance of rigs and wells, repairing water and sewer lines, pipe fitting, plant maintenance and has performed all associated civil and mechanical work. From 2000 to 2003, he was the owner and general manager of Evergreen Construction Management in Rawlins, Wyoming.  As the owner and general manager, he performed all civil and mechanical work.  Some of the projects he was involved with included remodeling fuel facilities at Rawlins Station, installing gathering systems, building roads and drilling wells. From 2004 to 2005, he was the general manager of Circle 4 Drilling, LLC in Rawlins, Wyoming.  As the general manager, his primary duties and responsibilities included overseeing the day to day operations of that company. Since 2008, he has been the general manager of Circle Fork, LLC, in Arlington, Texas.  As the general manager, his primary duties and responsibilities include overseeing the day to day operations of our company. Since 2009, he has been the general manager of MagCart, Inc. and of MonCrest Energy, Inc. in Fort Worth, Texas.  As the general manager for both companies, his primary duties and responsibilities include overseeing the day to day operations of the company. We appointed Douglas E. Forest as an officer and director of our company due to his numerous years of experience and performance as a general manager in the construction and oil and gas industries.

Identification of Significant Employees

We have no significant employees, other than Irma N. Colón-Alonso, our secretary and director and Douglas E Forest our president, chief executive officer, chief financial officer, treasurer and director.

Family Relationship

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the members of our board of directors.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have two directors and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

•

our principal executive officer;

•

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended February 29, 2012 and February 28, 2011; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 29, 2012 and February 28, 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Douglas E. Forest (1) President, CEO, CFO, Treasurer and Director	2012 2011	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Irma N. Colón-Alonso (2) Secretary and Director	2012 2011	24,000 Nil	Nil Nil	15,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	39,000 Nil
Brent Millward (3) Former President, CEO, CFO, Secretary, Treasurer and Director	2012 2011	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)

Douglas E. Forest was appointed as president, chief executive officer, chief financial officer, treasurer and director of our company on March 8, 2012.

(2)

Imra N. Colón-Alonso was appointed as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company on March 3, 2011. Ms. Colón-Alonso resigned as president, chief executive officer, chief financial officer and treasurer on March 8, 2012 and remains as out secretary and director.

(3)

Brent Millward resigned as our company’s president, chief executive officer, chief financial officer, treasurer, secretary and director on March 3, 2011.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended February 29, 2012 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended February 29, 2012.

Option Exercises

During our fiscal year ended February 29, 2012 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 7, 2012, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)

Douglas E. Forest (3) 5703 SagebrushTrail Arlington, TX 76017	Nil	0%
Irma N. Colón-Alonso (4) 13230 SW 146 St. Miami, FL 33186	3,000,000 Common	38.462%
All Officers and Directors as a Group (1 Person)	3,000,000 Common	38.462%

Eric P. Litmann (5) 7695 SW 104 St. Miami, FL 33156	1,500,000	19.231%
Brown Brothers Harriman & Co. 140 Broadway New York, NY 10005	708,900	9.088%

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

(2)

Based on 7,800,000 issued and outstanding shares of common stock as of September 7, 2012.

(3)

Douglas E. Forest is our company’s president, chief executive officer, chief financial officer, treasurer and a director.

(4)

Irma N. Colón-Alonso is our company’s secretary and a director.

(5)

Eric P. Litmann was as a director of our company from March 29, 2011 until his resignation on February 14, 2012.

Changes in Control

Other than as disclosed, we are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended February 29, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with two directors, consisting of Irma N. Colón-Alonso and Douglas E. Forest. We have determined that our directors are not “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.

Principal Accountant Fees and Services

		Year Ended February 29, 2012		Year Ended February 28, 2011
Audit fees		$11,500		$9,600
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
Total		$11,500		$9,600

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.3	Certificate of Amendment filed May 2, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.4	Certificate of Amendment filed July 20, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2011)

(10)	Material Contracts
10.1	Form of Subscription Agreement (incorporated by reference to our Amended Registration statement on Form S-1/A filed on July 12, 2010)
10.2	Investor Relations Agreement between our company and LiveCall Investor Relations Company dated April 28, 2011 (incorporated by reference to our Annual Report on Form 10-K filed on June 14, 2011)
10.3	Participation Agreement between our company and Buckeye Exploration Company dated May 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 16, 2011)
10.4	Participation Agreement between our company and Premier Operating Company dated May 31, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2011)
10.5	Convertible Note between our company and Exchequer Finance Inc. dated March 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101	Interactive Data File
101**	Interactive Data File
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOKITA VENTURES, INC.
(Registrant)

Dated: October 12, 2012	/s/ Douglas E. Forest
Douglas E. Forest
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 12, 2012	/s/ Douglas E. Forest
Douglas E. Forest
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: October 12, 2012	/s/ Irma N. Colón-Alonso
Irma N. Colón-Alonso
Secretary and Director