Form 10-Q
period 2012-05-31
MOKITA VENTURES, INC.
filed 2013-04-23
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X  .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

May 31, 2012

Or

      .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                            to

Commission File Number 333-167275

MOKITA VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-0525378
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7695 SW 104th St., Suite 210, Miami, FL	33156
(Address of principal executive offices)	(Zip Code)

(305) 663-7140

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Yes  X  . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

Yes      . No  X  .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

7,800,000 common shares issued and outstanding as of January 10, 2013.

MOKITA VENTURES, INC.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Financial Statements

For the Period Ended May 31, 2012

(unaudited)

Balance Sheets (unaudited)	5
Statements of Operations (unaudited)	6
Statements of Cash Flows (unaudited)	7
Notes to the Financial Statements	8

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Balance Sheets

	May 31, 2012 $ (unaudited)	February 29, 2012 $

ASSETS

Cash	28,059	191
Accounts receivable	941	2,164

Current Assets	29,000	2,355

Oil and gas properties, proved net of accumulated depletion, depreciation, impairment, and amortization of $65,161 and $61,746, respectively	17,143	21,594

Total Assets	46,143	23,949

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	45,319	34,437
Due to related parties	12,550	8,500
Convertible debenture	215,000	150,000
Derivative liability	268,654	–

Current Liabilities	541,523	192,937

Asset retirement obligation	229	1,259

Total Liabilities	541,752	194,196

STOCKHOLDERS’ DEFICIT

Common Stock

Authorized: 100,000,000 common shares, par value of $0.001 per share Issued and outstanding: 7,800,000 common shares	7,800	7,800

Additional paid-in capital	103,557	103,557

Accumulated deficit during the exploration stage	(606,966)	(281,604)

Total Stockholders’ Deficit	(495,609)	(170,247)

Total Liabilities and Stockholders’ Deficit	46,143	23,949

(The accompanying notes are an integral part of these financial statements)

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Statements of Operations

(unaudited)

	For the three months ended May 31, 2012 $	For the three months ended May 31, 2011 $	Accumulated from April 21, 2009 (Date of Inception) to May 31, 2012 $

Revenues	3,517	–	7,834

Operating expenses

Accretion expense	6	–	95
Depreciation, depletion, and amortization	159	–	879
General and administrative	36,655	11,255	170,953
Impairment of oil & gas properties	3,256	–	64,282
Lease operating expenses	1,181	–	2,038
Professional fees	14,504	10,364	90,578

Total operating expenses	55,761	21,619	328,825

Loss before other expenses	(52,244)	(21,619)	(320,991)

Other expense

Interest expense	(4,464)	–	(17,321)
Change in fair value of derivative liability	(53,307)	–	(53,307)
Loss on debt modification	(215,347)	–	(215,347)

Total other expense	(273,118)	–	(285,975)

Net loss	(325,362)	(21,619)	(606,966)

Net loss per share – basic and diluted	(0.04)	(0.00)

Weighted average shares outstanding – basic and diluted	7,800,000	4,800,000

(The accompanying notes are an integral part of these financial statements)

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Statements of Cashflows

(unaudited)

	For the three months ended May 31, 2012 $	For the three months ended May 31, 2011 $	Accumulated from April 21, 2009 (Date of Inception) through May 31, 2012 $
Operating Activities

Net loss	(325,362)	(21,619)	(606,966)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	6	–	95
Depreciation, depletion, and amortization	159	–	879
Impairment of oil & gas properties	3,256	–	64,282
Imputed interest	–	–	12,857
Loss on change in fair value of derivative liability	53,307	–	53,307
Loss on debt modification	215,347	–	215,347
Shares issued for management bonuses	–	–	30,000

Changes in operating assets and liabilities:
Accounts receivable	1,223	–	(941)
Prepaid expense and deposits	–	(2,000)	–
Accounts payable	10,882	15,246	45,319
Due to related parties	4,050	–	4,050

Net Cash Used In Operating Activities	(37,132)	(8,373)	(181,771)

Investing Activities

Purchase of oil and gas property	–	(49,500)	(49,500)

Net Cash Used In Investing Activities	–	(49,500)	(49,500)

Financing Activities

Proceeds from issuance of common shares	–	–	48,000
Proceeds from convertible notes payable	65,000	117,330	182,330
Proceeds from a related party	–	–	49,000
Repayments to a related party	–	–	(20,000)

Net Cash Provided By Financing Activities	65,000	117,330	259,330
Increase in Cash	27,868	59,457	28,059
Cash – Beginning of Period	191	1,141	–
Cash – End of Period	28,059	60,598	28,059

Non-cash investing and financing activities
Asset retirement obligation – change in estimate	1,036	–	1,036
Oil and gas property acquired with note payable	–	32,670	32,670
Related party debt forgiven	–	–	20,500
Asset retirement obligation assumed on oil and gas properties	–	–	1,170

Supplemental disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at May 31, 2012, the Company has a working capital deficit of $512,523 and an accumulated deficit of $606,966. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at May 31, 2012, the Company did not hold any cash equivalents.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, amounts due to related parties, convertible debentures, and derivative liabilities. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at May 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, May 31, 2012 $

Derivative liability	–	–	(268,654)	(268,654)

Oil and gas properties are considered to be Level 3 financial instruments occurring on a non-recurring basis with a fair value measurement of $17,143 as at May 31, 2012.

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued).

g)

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of the common stock, warrants and convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. The Company uses a Black-Scholes model for valuation of the derivative. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement of the derivative instrument could be required within the 12 months of the balance sheet date.

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31 and February 29, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

During the period ended May 31, 2012, the Company recorded depreciation, depletion, and amortization expense of $159 (2011 - $nil) and recognized an impairment of oil & gas properties of $3,256 (2011 - $nil).

j)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at May 31, 2012, the Company recorded asset retirement obligations of $229. During the period ended May 31, 2012, the Company recorded an accretion expense of $6 (2011 - $nil) and decreased the estimated asset retirement obligation by $1,036.

k)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505-50 - Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

l)

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

3.

Oil and Gas Properties

	Noble County, Oklahoma $	Stephens County, Oklahoma $

Capitalized costs, February 28, 2011	–	–

Acquisition costs	32,670	49,500
Other costs	1,170	–
Depreciation, depletion, and amortization	(720)	–
Impairment	(11,526)	(49,500)

Capitalized costs, February 29, 2012	21,594	–

Revision to asset retirement cost	(1,036)	–
Depreciation, depletion, and amortization	(159)	–
Impairment	(3,256)	–

Capitalized costs, May 31, 2012	17,143	–

a)

On May 12, 2011, the Company entered into a participation agreement to acquire a 6% working interest in oil and gas properties located in Noble County, Oklahoma for $32,670.

b)

On May 31, 2011, the Company entered into a participation agreement to acquire a 1% working interest in oil and gas properties located in Stephens County, Oklahoma for $49,500.

MOKITA VENTURES, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

4.

Convertible Debenture

As at May 31, 2012, the Company owes $215,000 (February 29, 2012 - $150,000) to a non-related party for an outstanding note payable. Included in this amount is $32,670 which was paid by the note holder for the acquisition of oil and gas properties.  The amount owing is unsecured, bears interest at 10%, and due on demand. As at May 31, 2012, the Company accrued $4,464 of interest payable.

On March 15, 2012, the Company amended the terms of the note payable to be convertible at a rate of 75% of the weighted average closing price for the ten trading days immediately preceding the conversion date. As at May 31, 2012, the fair value of the conversion option derivative liability was $268,654. During the period ended May 31, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $53,307 and a loss on the debt modification of $215,347 (2011 - $nil).

5.

Derivative Liability

The conversion option of the convertible debenture disclosed in Note 4 is required to record a derivative at its estimated fair value on each balance sheet date with changes in fair value reflected in the statement of operations.

During the period ended May 31, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $53,307 and as of May 31, 2012, the fair value of the conversion option derivative liability was $268,654.

The Company uses the Black-Scholes pricing model to calculate the fair value of the derivative liabilities, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

Convertible debenture, as at May 31, 2012	268%	0.16%	0.00	1.79

6.

Related Party Transactions

a)

As at May 31, 2012, the Company owes $nil (February 29, 2012 - $4,500) to the former President and Director of the Company for the funding of general operations.  The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at May 31, 2012, the Company owes $12,550 (February 29, 2012 - $4,000) to a Director of the Company for the funding of general operations and management fees. The amount owing is unsecured, non-interest bearing, and due on demand.

7.

Subsequent Events

In accordance with ASC 855, we have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

Item 2.

Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", expects", "plans", "anticipates", "believes", "estimates", "predicts", potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

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

Although we are currently focused on projects located in certain geographic regions, we continually evaluate attractive resource opportunities in other geographic areas. Our current focus is on acquiring working interests in oil and/or gas wells in the state of Oklahoma.  The oil and gas properties in which we have working interests have minimal proven reserves of oil or gas.  We have a limited operating income and as a result, we depend upon funding from various sources to continue operations and to implement our growth strategy.

As of May 31, 2012, we have earned revenues of $7,834, have cash on hand of $28,059 and have incurred a net loss of $606,966 since inception to the period ended May 31, 2012. We do not anticipate earning substantial revenues until such time as the oil and gas properties in which we have working interests enter into commercial production. These factors raise substantial doubt about our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations from our working interests in our oil and gas properties.

On May 12, 2011, we entered into a participation agreement with Buckeye Exploration Company. Pursuant to the terms and conditions of the Buckeye participation agreement, our company purchased a 6% working interest in that certain well, known as the Helen Morrison #1 Well, which is located in the Southwest Otoe Prospect in Noble County, Oklahoma.  In exchange for the working interest, our company paid a purchase price of $32,670 to Buckeye. In addition, the Buckeye participation agreement provides that our company shall have the right of first refusal to purchase the same percentage working interest, or more, in any subsequent off-set wells, if any additional interests in the Southwest Otoe Prospect become available in the future.

Buckeye shall serve as the operator of the Helen Well and we will share a portion of the ongoing costs of its exploration and development, in a proportion equal to our working interest.  According to Buckeye’s operating agreement, Buckeye commenced drilling of the Helen Well on June 28, 2011.

On May 31, 2011, we entered into a participation agreement with Premier Operating Company. Pursuant to the terms and conditions of the Premier participation agreement, our company shall purchase a 1% working interest in that certain West Marlow Hoxbar Unit located in Stephens County, Oklahoma.  In exchange for the working interest, our company shall pay a purchase price of $49,500 to Premier.   Premier shall serve as the operator of the West Marlow Hoxbar Unit and we will share a portion of the ongoing costs of its exploration and development, in a proportion equal to our working interest.

On March 15, 2012, we entered into a convertible note with Exchequer Finance Inc.  Under the terms of the convertible note, Exchequer Finance Inc. has agreed to loan our company US$170,000.  The loan is convertible into shares of our common stock at a conversion price set at 75% of the average closing prices for the ten trading days immediately preceding the conversion date.  The loan will bear interest at 10% per annum and the principal amount of the loan is due and payable two years from the advancement date.

Also on March 15, 2012, we amended the terms of the amounts due to Exchequer Finance Inc.  Under the amended terms, the amount owing of US$215,000 is now unsecured, bears interest at 10% per annum, and is due on March 15, 2014.  In addition, the loan is convertible into shares of our common stock at a conversion price set at 75% of the average closing prices for the ten trading days immediately preceding the conversion date.

Results of Operations

Results of Operations for the Three Months Ended May 31, 2012 and May 31, 2011 and the Period from April 21, 2009 (inception) to May 31, 2012

	Three Months Ended May 31, 2012 $	Three Months Ended May 31, 2011 $	Accumulated from April 21, 2009 (Date of Inception) to May 31, 2012 $
Revenues	3,517	Nil	7,834

Accretion expense	6	Nil	95
Depreciation, depletion, and amortization	159	Nil	879
General and administrative	36,655	11,255	170,953
Impairment of oil & gas properties	3,256	Nil	64,282
Lease operating expenses	1,181	Nil	2,038
Professional Fees	14,504	10,364	90,578
Other Expenses	273,118	Nil	285,975
Net loss	(325,362)	(21,619)	(606,966)

Working Capital

	May 31, 2012 $	February 29, 2012 $
Current Assets	29,000	2,355
Current Liabilities	541,523	192,937
Working Capital (Deficit)	(512,523)	(190,582)

Cash Flows

	For the three months ended May 31, 2012 $	For the three months ended May 31, 2011 $
Cash Flows from (used in) Operating Activities	(37,132)	(8,373)
Cash Flows from (used in) Investing Activities	–	(82,170)
Cash Flows from (used in) Financing Activities	65,000	150,000
Net Increase (decrease) in Cash During Period	27,868	59,457

Operating Revenues

During the three months ended May 31, 2012, our company recorded oil and gas production revenue of $3,517 compared with $nil for the three months ended May 31, 2011.  The increase is due to the fact that our company had interests in two oil and gas properties during the year, which began producing revenue.

Operating Expenses and Net Loss

Operating expenses for the three months ended May 31, 2012 was $55,761 compared with $21,619 for the three months ended May 31, 2011.  The increase of $34,142 is attributed to production costs related to the oil and gas property, as well as overhead and general costs relating to the due diligence and acquisition of the properties.  Furthermore, our company incurred an impairment loss of $3,256 for oil and gas properties, and an increase of $4,140 in professional fees for legal, accounting, and audit costs relating to the acquisition of the properties and increase in time and costs due to an overall increase in operations.

Overall, net loss for the three months ended May 31, 2012 was $325,362 or $0.04 loss per share compared with a net loss of $21,619 and a loss per share of $0.00 for the three months ended May 31, 2011.

Liquidity and Capital Resources

As at May 31, 2012, our company had a cash balance of $28,059 compared with $191 at February 29, 2012.  The increase in cash was attributed to net cash received and used during the period as our company raised financing and used cash in operations, while also incurring significant production costs and general operating costs.  The total asset balance as at May 31, 2012 was $46,143 compared to $23,949 at February 29, 2012.  The increase in total assets was attributed to the increase in the cash balance.

As at May 31, 2012, our company had total liabilities of $541,752 compared with $194,196 at February 29, 2012.  The increase in total liabilities was attributed to an increase in amounts owing to related parties of $4,050, $10,882 increase in accounts payable and accrued liabilities for overall increase in operating costs, and $65,000 increase for convertible debt taken on to obtain financing and $268,654 of derivative liability related to the conversion option of the convertible debt.

Cashflow from Operating Activities

During the three months ended May 31, 2012, our company used $37,132 of cash for operating activities compared to the use of $8,373 of cash for operating activities during the three months ended May 31, 2011. The increase in cash used by operating activities was attributed to an overall increase in production costs relating to the production of the oil and gas properties and an overall increase in general costs.

Cashflow from Investing Activities

During the three months ended May 31, 2012, our company incurred $nil of cash for investing activities related to the acquisition costs of the oil and gas properties.  During the three months ended May 31, 2011, our company incurred $82,170 for investing activities related to the acquisition costs of the oil and gas properties.

Cashflow from Financing Activities

During the three months ended May 31, 2012, our company received net amount of $65,000 of cash from financing activities related to issuing a convertible debenture to a non-related party. During the three months ended May 31, 2011, our company received proceeds of $150,000 from a related party.

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

Basis of Presentation

The financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  Our company’s fiscal year end is February 28.

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

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at May 31, 2012, our company did not hold any cash equivalents.

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

Our company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, amounts due to related parties, convertible debentures, and derivative liabilities. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on our company’s balance sheet as at May 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, May 31, 2012 $

Derivative Liability	–	–	(268,654)	(268,654)

Oil and gas properties are considered to be Level 3 financial instruments occurring on a non-recurring basis with a fair value measurement of $17,143 as at May 31, 2012.

Derivative Financial Instruments

Our company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

Our company reviews the terms of the common stock, warrants and convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. Our company uses a Black-Scholes model for valuation of the derivative. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement of the derivative instrument could be required within the 12 months of the balance sheet date.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31 and February 29, 2012, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

During the period ended May 31, 2012, our company recorded depreciation, depletion, and amortization expense of $159 (2011 - $nil) and recognized an impairment of oil & gas properties of $3,256 (2011 - $nil).

Asset Retirement Obligations

Our company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at May 31, 2012, our company recorded asset retirement obligations of $229. During the period ended May 31, 2012, our company recorded an accretion expense of $6 (2011 - $nil) and decreased the estimated asset retirement obligation by $1,036.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505-50 - Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Recently Issued Accounting Pronouncements

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.

Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure. This determination was a result of our external auditor needing to post adjustments to our financial statements.

Our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. We performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.

Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

Effective March 8, 2012, Irma N. Colón-Alonso resigned as president, treasurer, chief executive officer and chief financial officer of our company.  Ms. Colón-Alonso will remain as our secretary as a member to our board of director.  Ms. Colón-Alonso’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Ms. Colón-Alonso’s resignation, we appointed Douglas E. Forrest as president, treasurer, chief executive officer and chief financial officer, effective March 8, 2012.  We also increased the number of directors on our board of directors to two (2) and appointed Mr. Forrest to fill the ensuing vacancy.

On December 14, 2012, we received signed resolutions from holders of approximately 67% of our voting securities authorizing the removal of Mr. Douglas Forrest as one of our directors.  Mr. Forrest has been unreachable to our management and shareholders.

Subsequent to Mr. Forrest’s removal as our director, our board of directors, consisting solely of Irma N. Colón-Alonso also removed Mr. Forrest as our president, chief executive officer, chief financial officer and treasurer.  Ms. Colón-Alonso was appointed to fill these vacancies and along with  the position as our company’s secretary, she is also now our company’s, chief executive officer, chief financial officer and treasurer.  Ms. Colón-Alonso is now our sole director and officer.

Item 6.

Exhibits

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

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOKITA VENTURES, INC.
(Registrant)

Date: April 19, 2013	/s/ Irma N. Colon-Alonso
Irma N. Colón-Alonso
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)