Form 10-Q
period 2012-08-31
MOKITA VENTURES, INC.
filed 2013-04-23
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

August 31, 2012

or

      .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

t7,800,000 common shares issued and outstanding as of April 12, 2013.

MOKITA VENTURES, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition or Plan of Operation

14

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

20

Item 4.

Controls and Procedures

20

PART II - OTHER INFORMATION

21

Item 1.

Legal Proceedings

21

Item 1A.

Risk Factors

21

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3.

Defaults Upon Senior Securities

21

Item 4.

Mine Safety Disclosures

21

Item 5.

Other Information

21

Item 6.

Exhibits

22

SIGNATURES

23

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

MOKITA, INC.

(An Exploration Stage Company)

Financial Statements

For the Period Ended August 31, 2012

(unaudited)

Balance Sheets (unaudited)	2
Statements of Operations (unaudited)	3
Statements of Cash Flows (unaudited)	4
Notes to the Financial Statements	5

MOKITA, INC.

(An Exploration Stage Company)

Balance Sheets

	August 31, 2012 $ (unaudited)	February 29, 2012 $

ASSETS

Cash	13,316	191
Accounts receivable	507	2,164

Current Assets	13,823	2,355

Oil and gas properties, proved net of accumulated depletion, depreciation, impairment, and amortization of $65,306 and $61,746, respectively	16,998	21,594

Total Assets	30,821	23,949

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	55,880	34,437
Due to related parties	17,050	8,500
Convertible debenture	215,000	150,000
Derivative liability	279,402	–

Current Liabilities	567,332	192,937

Asset retirement obligation	235	1,259

Total Liabilities	567,567	194,196

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 100,000,000 common shares, par value of $0.001 per share Issued and outstanding: 7,800,000 common shares

	7,800	7,800

Additional paid-in capital	103,557	103,557

Accumulated deficit during the exploration stage	(648,103)	(281,604)

Total Stockholders’ Deficit	(536,746)	(170,247)

Total Liabilities and Stockholders’ Deficit	30,821	23,949

(The accompanying notes are an integral part of these financial statements)

MOKITA, INC.

(An Exploration Stage Company)

Statements of Operations

(unaudited)

	For the three months ended August 31, 2012 $	For the three months ended August 31, 2011 $	For the six months ended August 31, 2012 $	For the six months ended August 31, 2011 $	Accumulated from April 21, 2009 (Date of Inception) to August 31, 2012 $

Revenues	1,769	235	5,286	235	9,603

Operating expenses

Accretion expense	6	–	12	–	101
Depreciation, depletion, and amortization	145	–	304	–	1,024
General and administrative	11,350	58,386	48,005	69,641	182,303
Impairment of oil & gas properties	–	–	3,256	–	64,282
Lease operating expenses	702	–	1,883	–	2,740
Professional fees	14,536	13,250	29,040	23,614	105,114

Total operating expenses	26,739	71,636	82,500	93,255	355,564

Loss before other expenses	(24,970)	(71,401)	(77,214)	(93,020)	(345,961)

Other expense

Interest expense	(5,419)	–	(9,883)	–	(22,740)
Change in fair value of derivative liability	(10,748)	–	(64,055)	–	(64,055)
Loss on debt modification	–	–	(215,347)	–	(215,347)

Total other expense	(16,167)	–	(289,285)	–	(302,142)

Net loss	(41,137)	(71,401)	(366,499)	(93,020)	(648,103)

Net loss per share – basic and diluted	(0.01)	(0.01)	(0.05)	(0.02)

Weighted average shares outstanding – basic and diluted	7,800,000	6,202,174	7,800,000	5,501,087

(The accompanying notes are an integral part of these financial statements)

MOKITA, INC.

(An Exploration Stage Company)

Statements of Cashflow

(unaudited)

	For the six months ended August 31, 2012 $	For the six months ended August 31, 2011 $	Accumulated from April 21, 2009 (Date of Inception) August 31, 2012 $

Operating Activities

Net loss	(366,499)	(93,020)	(648,103)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	12	–	101
Depreciation, depletion, and amortization	304	–	1,024
Impairment of oil & gas properties	3,256	–	64,282
Imputed interest	–	–	12,857
Loss on change in fair value of derivative liability	64,055	–	64,055
Loss on debt modification	215,347	–	215,347
Shares issued for management bonuses	–	30,000	30,000

Changes in operating assets and liabilities:

Accounts receivable	1,657	–	(507)
Prepaid expense and deposits	–	1,000	–
Accounts payable	21,443	14,364	55,880
Due to related parties	8,550	–	8,550

Net Cash Used In Operating Activities	(51,875)	(47,656)	(196,514)

Investing Activities

Purchase of oil and gas property	–	(82,170)	(49,500)

Net Cash Used In Investing Activities	–	(82,170)	(49,500)

Financing Activities

Proceeds from issuance of common shares	–	–	48,000
Proceeds from notes payable	65,000	–	182,330
Proceeds from a related party	–	157,500	49,000
Repayments to a related party	–	–	(20,000)

Net Cash Provided By Financing Activities	65,000	157,500	259,330

Increase in Cash	13,125	27,674	13,316

Cash – Beginning of Period	191	1,141	–

Cash – End of Period	13,316	28,815	13,316

Non-cash investing and financing activities

Asset retirement obligation – change in estimate	1,036		1,036
Oil and gas property acquired with note payable	–	–	32,670
Related party debt forgiven	–	–	20,500
Asset retirement obligation assumed on oil and gas properties	1,170	–	1,170

Supplemental disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at August 31, 2012, the Company has a working capital deficit of $553,509 and an accumulated deficit of $648,103. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at August 31, 2012 and February 29, 2012, the Company did not hold any cash equivalents.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, amounts due to related parties, and notes payable. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at August 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, August 31, 2012 $

Derivative liability	–	–	(279,402)	(279,402)

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

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31 and February 29, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Oil and Gas Properties (continued)

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

During the period ended August 31, 2012, the Company recorded depreciation, depletion, and amortization expense of $304 (2011 - $nil) and recognized an impairment of oil & gas properties of $3,256 (2011 - $nil).

j)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at August 31, 2012, the Company recorded asset retirement obligations of $235. During the period ended August 31, 2012, the Company recorded an accretion expense of $12 (2011 - $nil) and decreased the estimated asset retirement obligation by $1,036.

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

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

3.

Oil and Gas Properties

	Noble County, Oklahoma $	Stephens County, Oklahoma $

Capitalized costs, February 28, 2011	–	–

Acquisition costs	32,670	49,500
Other costs	1,170	–
Depreciation, depletion, and amortization	(720)	–
Impairment	(11,526)	(49,500)

Capitalized costs, February 29, 2012	21,594	–

Revision to asset retirement cost	(1,036)	–
Depreciation, depletion, and amortization	(304)	–
Impairment	(3,256)	–

Capitalized costs, August 31, 2012	16,998	–

(a)

On May 12, 2011, the Company entered into a participation agreement to acquire a 6% working interest in oil and gas properties located in Noble County, Oklahoma for $32,670.

(b)

On May 31, 2011, the Company entered into a participation agreement to acquire a 1% working interest in oil and gas properties located in Stephens County, Oklahoma for $49,500.

4.

Convertible Debenture

As at August 31, 2012, the Company owes $215,000 (February 29, 2012 - $150,000) to a non-related party for an outstanding note payable. Included in this amount is $32,670 which was paid by the note holder for the acquisition of oil and gas properties. The amount owing is unsecured, bears interest at 10%, and due on demand.  As at August 31, 2012, the Company accrued $9,883 of interest payable.

On March 15, 2012, the Company amended the terms of the note payable to be convertible at a rate of 75% of the weighted average closing price for the ten trading days immediately preceding the conversion date. During the period ended August 31, 2012, the Company recorded a loss on the debt modification of $215,347 (2011 - $nil).

5.

Derivative Liability

The conversion option of the convertible debenture disclosed in Note 4 is required to record a derivative at its estimated fair value on each balance sheet date with changes in fair value reflected in the statement of operations.

During the period ended August 31, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $64,055 and as of August 31, 2012, the fair value of the conversion option derivative liability was $279,402.

6.

Related Party Transactions

a)

As at August 31, 2012, the Company owes $nil (2012 - $4,500) to the former President and Director of the Company for the funding of general operations.  The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at August 31, 2012, the Company owes $17,050 (2012 - $4,000) to a Director of the Company for the funding of general operations and management fees. The amount owing is unsecured, non-interest bearing, and due on demand.

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

7.

Subsequent Events

a)

On December 14, 2012, we received signed resolutions from shareholders of approximately 67% of our voting securities authorizing the removal of Douglas E. Forrest as president, treasurer, chief executive officer, chief financial officer, and director, as Mr. Forrest has been unreachable to management and shareholders.

b)

Subsequent to Mr. Forrest’s removal as director, Irma N. Colón-Alonso was appointed as president, treasurer, chief executive officer, and chief financial officer. Ms. Colón-Alonso is now our sole director and officer.

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

As of August 31, 2012, we have earned revenues of $9,603, have cash on hand of $13,316 and have incurred a net loss of $648,103 since inception to the period ended August 31, 2012. We do not anticipate earning substantial revenues until such time as the oil and gas properties in which we have working interests enter into commercial production. These factors raise substantial doubt about our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations from our working interests in our oil and gas properties.

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

Results of Operations

Results of Operations for the Six Months Ended August 31, 2012 and August 31, 2011 and the Period from April 21, 2009 (inception) to August 31, 2012

	Six Months Ended August 31, 2012 $	Six Months Ended August 31, 2011 $	Accumulated from April 21, 2009 (Date of Inception) to August 31, 2012 $
Revenues	5,286	235	9,603

Accretion expense	12	Nil	101
Depreciation, depletion, and amortization	304	Nil	1,024
General and administrative	48,005	69,641	182,303
Impairment of oil & gas properties	3,256	Nil	64,282
Lease operating expenses	1,883	Nil	2,740
Professional Fees	29,040	23,614	105,114
Other Expenses	289,285	Nil	302,142
Net loss	(366,499)	(93,020)	(648,103)

Working Capital

	August 31, 2012 $	February 29, 2012 $
Current Assets	13,823	2,355
Current Liabilities	567,332	192,937
Working Capital (Deficit)	(553,509)	(190,582)

Cash Flows

	For the six months ended August 31, 2012 $	For the six months ended August 31, 2011 $
Cash Flows from (used in) Operating Activities	(51,875)	(47,656)
Cash Flows from (used in) Investing Activities	–	(82,170)
Cash Flows from (used in) Financing Activities	65,000	157,500
Net Increase (decrease) in Cash During Period	13,125	27,674

Operating Revenues

During the six months ended August 31, 2012, the Company recorded oil and gas production revenue of $5,286 compared with $235 for the six months ended August 31, 2011.  The increase is due to the fact that the Company had interests in two oil and gas properties during the year, which began producing and generating revenue.

Operating Expenses and Net Loss

Operating expenses for the six months ended August 31, 2012 was $82,500 compared with $93,255 for the six months ended August 31, 2011.  The decrease of $10,755 is attributed to a decrease in general and administrative expenses which was offset by an impairment loss of $3,256 for oil and gas properties.

Overall, net loss for the six months ended August 31, 2012 was $366,499 or $0.05 loss per share compared with a net loss of $93,020 and a loss per share of $0.02 for the six months ended August 31, 2011. The increase in net loss is attributed to a loss on debt modification of $215,347 and loss resulting from a change in fair value of the derivative liability of $64,055.

Liquidity and Capital Resources

As at August 31, 2012, the Company had a cash balance of $13,316 compared with $191 at February 29, 2012.  The increase in cash was attributed to net proceeds received during the period as the Company raised financing which was offset by production costs and general operating costs incurred.  The total asset balance as at August 31, 2012 was $30,821 compared to $23,949 at February 29, 2012.  The increase in total assets was attributed to the increase in the cash balance.

As at August 31, 2012, the Company had total liabilities of $567,567 compared with $194,196 at February 29, 2012.  The increase in total liabilities was attributed to an increase of $8,550 in amounts owing to related parties, $21,443 increase in accounts payable and accrued liabilities, $65,000 increase for convertible debt taken on to obtain financing and $279,402 for the fair value of the derivative liability related to the conversion option of the convertible debt.

Cashflow from Operating Activities

During the six months ended August 31, 2012, the Company used $51,875 of cash in operating activities compared to the use of $47,656 of cash for operating activities during the six months ended August 31, 2011. The increase in cash used in operating activities was attributed to the fact the Company issued shares for services for the six month period ended August 31, 2011 but not for the six month period ended August 31, 2102.

Cashflow from Investing Activities

During the six months ended August 31, 2012, the Company incurred $nil of cash for investing activities related to the acquisition costs of the oil and gas properties.  During the six months ended August 31, 2011, the Company incurred $82,170 for investing activities related to the acquisition costs of the oil and gas properties.

Cashflow from Financing Activities

During the six months ended August 31, 2012, the Company received a net amount of $65,000 of cash from financing activities related to issuing a convertible debenture to a non-related party.  During the six months ended August 31, 2011, the Company received proceeds of $157,500 from a related party.

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

Cash and cash equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at August 31, 2012, our company did not hold any cash equivalents.

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

Assets and liabilities measured at fair value on a recurring basis were presented on our company’s balance sheet as at August 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, August 31, 2012 $

Derivative Liability	–	–	(279,402)	(279,402)

Oil and gas properties are considered to be Level 3 financial instruments occurring on a non-recurring basis with a fair value measurement of $16,998 as at August 31, 2012.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31 and February 29, 2012, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

During the period ended August 31, 2012, our company recorded depreciation, depletion, and amortization expense of $304 (2011 - $nil) and recognized an impairment of oil & gas properties of $3,256 (2011 - $nil).

Asset Retirement Obligations

Our company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at August 31, 2012, our company recorded asset retirement obligations of $235. During the period ended August 31, 2012, our company recorded an accretion expense of $12 (2011 - $nil) and decreased the estimated asset retirement obligation by $1,024.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

Effective March 8, 2012, Irma N. Colón-Alonso resigned as president, treasurer, chief executive officer and chief financial officer of our company.  Ms. Colón-Alonso will remain as our secretary and as a member to our board of director.  Ms. Colón-Alonso’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Ms. Colón-Alonso’s resignation, we appointed Douglas E. Forrest as president, treasurer, chief executive officer and chief financial officer, effective March 8, 2012.  We also increased the number of directors on our board of directors to two (2) and appointed Mr. Forrest to fill the ensuing vacancy.

On December 14, 2012, we received signed resolutions from shareholders of approximately 67% of our voting securities authorizing the removal of Douglas E. Forrest as president, treasurer, chief executive officer, chief financial officer, and director, as Mr. Forrest has been unreachable to management and shareholders.

Subsequent to Mr. Forrest’s removal as director, Irma N. Colón-Alonso was appointed as president, treasurer, chief executive officer, and chief financial officer. Ms. Colón-Alonso is now our sole director and officer.

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

MOKITA VENTURES, INC.
(Registrant)

Date: April 19, 2013	/s/ Irma N. Colón-Alonso
Irma N. Colón-Alonso
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)