Form 10-Q
period 2012-11-30
MOKITA VENTURES, INC.
filed 2013-04-23
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

November 30, 2012

Or

      .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to ____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes      . No  X .

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

Risk Factors

21

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3.

Defaults Upon Senior Securities

21

Item 4.

Mine Safety Disclosures

21

Item 5.

Other Information

21

Item 6.

Exhibits

22

SIGNATURES

23

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

MOKITA, INC.

(An Exploration Stage Company)

Financial Statements

For the Period Ended November 30, 2012

(unaudited)

Balance Sheets (unaudited)	2
Statements of Operations (unaudited)	3
Statements of Cash Flows (unaudited)	4
Notes to the Financial Statements	5

MOKITA, INC.

(An Exploration Stage Company)

Balance Sheets

	November 30, 2012 $ (unaudited)	February 29, 2012 $

ASSETS

Cash	2,392	191
Accounts receivable	327	2,164

Current Assets	2,719	2,355

Oil and gas properties, proved net of accumulated depletion, depreciation, impairment, and amortization of $65,306 and $61,746, respectively	16,998	21,594

Total Assets	19,717	23,949

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	59,255	34,437
Due to related parties	22,650	8,500
Convertible debenture	215,000	150,000
Derivative liability	274,666	–

Current Liabilities	571,571	192,937

Asset retirement obligation	241	1,259

Total Liabilities	571,812	194,196

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 100,000,000 common shares, par value of $0.001 per share Issued and outstanding: 7,800,000 common shares

	7,800	7,800

Additional paid-in capital	103,557	103,557

Accumulated deficit during the exploration stage	(663,452)	(281,604)

Total Stockholders’ Deficit	(552,095)	(170,247)

Total Liabilities and Stockholders’ Deficit	19,717	23,949

(The accompanying notes are an integral part of these financial statements)

MOKITA, INC.

(An Exploration Stage Company)

Statements of Operations

(unaudited)

	For the three months ended November 30, 2012 $	For the three months ended November 30, 2011 $	For the nine months ended November 30, 2012 $	For the nine months ended November 30, 2011 $	Accumulated from April 21, 2009 (Date of Inception) to November 30, 2012 $

Revenues	735	977	6,021	1,212	10,338

Operating expenses

Accretion expense	6	–	18	–	107
Depreciation, depletion, and amortization	–	–	304	–	1,024
General and administrative	6,755	22,934	54,760	92,575	189,058
Impairment of oil & gas properties	–	–	3,256	–	64,282
Lease operating expenses	145	–	2,028	–	2,885
Professional fees	8,554	11,250	37,594	34,864	113,668

Total operating expenses	15,460	34,184	97,960	127,439	371,024

Loss before other expenses	(14,725)	(33,207)	(91,939)	(126,227)	(360,686)

Other expense

Interest expense	(5,360)	–	(15,243)	–	(28,100)
Change in fair value of derivative liability	4,736	–	(59,319)	–	(59,319)
Loss on debt modification	–	–	(215,347)	–	(215,347)

Total other expense	(624)	–	(289,909)	–	(302,766)

Net loss	(15,349)	(33,207)	(381,848)	(126,227)	(663,452)

Net loss per share – basic and diluted	–	–	(0.05)	(0.02)

Weighted average shares outstanding – basic and diluted	7,800,000	7,800,000	7,800,000	6,261,818

(The accompanying notes are an integral part of these financial statements)

MOKITA, INC.

(An Exploration Stage Company)

Statements of Cashflow

(unaudited)

	For the nine months ended November 30, 2012 $	For the nine months ended November 30, 2011 $	Accumulated from April 21, 2009 (Date of Inception) November 30, 2012 $

Operating Activities

Net loss	(381,848)	(126,227)	(663,452)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	18	–	107
Depreciation, depletion, and amortization	304	–	1,024
Impairment of oil & gas properties	3,256	–	64,282
Imputed interest	–	–	12,857
Loss on change in fair value of derivative liability	59,319	–	59,319
Loss on debt modification	215,347	–	215,347
Shares issued for management bonuses	–	30,000	30,000

Changes in operating assets and liabilities:

Accounts receivable	1,837	–	(327)
Prepaid expense and deposits	–	1,000	–
Accounts payable	24,818	23,614	59,255
Due to related parties	14,150	–	14,150

Net Cash Used In Operating Activities	(62,799)	(71,613)	(207,438)

Investing Activities

Purchase of oil and gas property	–	(82,170)	(49,500)

Net Cash Used In Investing Activities	–	(82,170)	(49,500)

Financing Activities

Proceeds from issuance of common shares	–	–	48,000
Proceeds from notes payable	65,000	–	182,330
Proceeds from a related party	–	157,500	49,000
Repayments to a related party	–	–	(20,000)

Net Cash Provided By Financing Activities	65,000	157,500	259,330

Increase in Cash	2,201	3,717	2,392

Cash – Beginning of Period	191	1,141	–

Cash – End of Period	2,392	4,858	2,392

Non-cash investing and financing activities

Asset retirement obligation – change in estimate	1,036		1,036
Oil and gas property acquired with note payable	–	–	32,670
Related party debt forgiven	–	–	20,500
Asset retirement obligation assumed on oil and gas properties	1,170	–	1,170

Supplemental disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at November 30, 2012, the Company has a working capital deficit of $568,852 and an accumulated deficit of $663,452. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at November 30, 2012 and February 29, 2012, the Company did not hold any cash equivalents.

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

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

f)

Financial Instruments (continued)

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at November 30, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, November 30, 2012 $

Derivative liability	–	–	(274,666)	(274,666)

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

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30 and February 29, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

During the period ended November 30, 2012, the Company recorded depreciation, depletion, and amortization expense of $304 (2011 - $nil) and recognized an impairment of oil & gas properties of $3,256 (2011 - $nil).

j)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at November 30, 2012, the Company recorded asset retirement obligations of $241. During the period ended November 30, 2012, the Company recorded an accretion expense of $18 (2011 - $nil) and decreased the estimated asset retirement obligation by $1,036.

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

3.

Oil and Gas Properties

	Noble County, Oklahoma $	Stephens County, Oklahoma $

Capitalized costs, February 28, 2011	–	–

Acquisition costs	32,670	49,500
Other costs	1,170	–
Depreciation, depletion, and amortization	(720)	–
Impairment	(11,526)	(49,500)

Capitalized costs, February 29, 2012	21,594	–

Revision to asset retirement cost	(1,036)	–
Depreciation, depletion, and amortization	(304)	–
Impairment	(3,256)	–

Capitalized costs, November 30, 2012	16,998	–

(a)

On May 12, 2011, the Company entered into a participation agreement to acquire a 6% working interest in oil and gas properties located in Noble County, Oklahoma for $32,670.

(b)

On May 31, 2011, the Company entered into a participation agreement to acquire a 1% working interest in oil and gas properties located in Stephens County, Oklahoma for $49,500.

4.

Convertible Debenture

As at November 30, 2012, the Company owes $215,000 (February 29, 2012 - $150,000) to a non-related party for an outstanding note payable. Included in this amount is $32,670 which was paid by the note holder for the acquisition of oil and gas properties. The amount owing is unsecured, bears interest at 10%, and due on demand.  As at November 30, 2012, the Company accrued $15,243 of interest payable.

On March 15, 2012, the Company amended the terms of the note payable to be convertible at a rate of 75% of the weighted average closing price for the ten trading days immediately preceding the conversion date. During the period ended November 30, 2012, the Company recorded a loss on the debt modification of $215,347 (2011 - $nil).

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

5.

Derivative Liability

The conversion option of the convertible debenture disclosed in Note 4 is required to record a derivative at its estimated fair value on each balance sheet date with changes in fair value reflected in the statement of operations.

During the period ended November 30, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $59,319 and as of November 30, 2012, the fair value of the conversion option derivative liability was $274,666.

6.

Related Party Transactions

a)

As at November 30, 2012, the Company owes $nil (2012 - $4,500) to the former President and Director of the Company for the funding of general operations.  The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at November 30, 2012, the Company owes $22,650 (2012 - $4,000) to a Director of the Company for the funding of general operations and management fees. The amount owing is unsecured, non-interest bearing, and due on demand.

6.

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

As of November 30, 2012, we have earned revenues of $10,338, have cash on hand of $2,392 and have incurred a net loss of $663,452 since inception to the period ended November 30, 2012. We do not anticipate earning substantial revenues until such time as the oil and gas properties in which we have working interests enter into commercial production. These factors raise substantial doubt about our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations from our working interests in our oil and gas properties.

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

Results of Operations

Results of Operations for the Nine Months Ended November 30, 2012 and November 30, 2011 and the Period from April 21, 2009 (inception) to November 30, 2012

	Nine Months Ended November 30, 2012 $	Nine Months Ended November 30, 2011 $	Accumulated from April 21, 2009 (Date of Inception) to November 30, 2012 $
Revenues	6,021	1,212	10,338

Accretion expense	18	Nil	107
Depreciation, depletion, and amortization	304	Nil	1,024
General and administrative	54,760	92,575	189,058
Impairment of oil & gas properties	3,256	Nil	64,282
Lease operating expenses	2,028	Nil	2,885
Professional Fees	37,594	34,864	113,668
Other Expenses	289,909	Nil	302,766
Net loss	(381,848)	(126,227)	(663,452)

Working Capital

	November 30, 2012 $	February 29, 2012 $
Current Assets	2,719	2,355
Current Liabilities	571,571	192,937
Working Capital (Deficit)	(568,852)	(190,582)

Cash Flows

	For the nine months ended November 30, 2012 $	For the nine months ended November 30, 2011 $
Cash Flows from (used in) Operating Activities	(62,799)	(71,613)
Cash Flows from (used in) Investing Activities	–	(82,170)
Cash Flows from (used in) Financing Activities	65,000	157,500
Net Increase (decrease) in Cash During Period	2,201	3,717

Operating Revenues

During the nine months ended November 30, 2012, the Company recorded oil and gas production revenue of $6,021 compared with $1,212 for the nine months ended November 30, 2011.  The increase is due to the fact that the Company had interests in two oil and gas properties during the year, which began producing and generating revenue.

Operating Expenses and Net Loss

Operating expenses for the nine months ended November 30, 2012 was $97,690 compared with $127,439 for the nine months ended November 30, 2011.  The decrease of $29,749 is attributed to a significant decrease in general and administrative expenses offset with an impairment loss of $3,256 for oil and gas properties.

Overall, net loss for the nine months ended November 30, 2012 was $381,848 or $0.05 loss per share compared with a net loss of $126,227 and a loss per share of $0.02 for the nine months ended November 30, 2011. The increase in net loss is attributed to a loss on debt modification of $215,347 and loss resulting from a change in fair value of the derivative liability of $59,319.

Liquidity and Capital Resources

As at November 30, 2012, the Company had a cash balance of $2,392 compared with $191 at February 29, 2012.  The increase in cash was attributed to net proceeds received during the period as the Company raised financing which was offset by production costs and general operating costs incurred.  The total asset balance as at November 30, 2012 was $19,717 compared to $23,949 at February 29, 2012.  The decrease in total assets was attributed to the depletion of the oil and gas properties.

As at November 30, 2012, the Company had total liabilities of $571,812 compared with $194,196 at February 29, 2012.  The increase in total liabilities was attributed to an increase of $14,150 in amounts owing to related parties, $24,818 increase in accounts payable and accrued liabilities, $65,000 increase for convertible debt taken on to obtain financing and $274,666 for the fair value of the derivative liability related to the conversion option of the convertible debt.

Cashflow from Operating Activities

During the nine months ended November 30, 2012, the Company used $62,799 of cash in operating activities compared to the use of $71,613 of cash for operating activities during the nine months ended November 30, 2011. The decrease in cash used in operating activities was attributed to the decrease in general and administrative costs incurred during the current period.

Cashflow from Investing Activities

During the nine months ended November 30, 2012, the Company incurred $nil of cash for investing activities related to the acquisition costs of the oil and gas properties.  During the nine months ended November 30, 2011, the Company incurred $82,170 for investing activities related to the acquisition costs of the oil and gas properties.

Cashflow from Financing Activities

During the nine months ended November 30, 2012, the Company received a net amount of $65,000 of cash from financing activities related to issuing a convertible debenture to a non-related party.  During the nine months ended November 30, 2011, the Company received proceeds of $157,500 from a related party.

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

Cash and cash equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at November 30, 2012, our company did not hold any cash equivalents.

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

Assets and liabilities measured at fair value on a recurring basis were presented on our company’s balance sheet as at November 30, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, November 30, 2012 $

Derivative Liability	–	–	(274,666)	(274,666)

Oil and gas properties are considered to be Level 3 financial instruments occurring on a non-recurring basis with a fair value measurement of $16,998 as at November 30, 2012.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30 and February 29, 2012, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

During the period ended November 30, 2012, our company recorded depreciation, depletion, and amortization expense of $304 (2011 - $nil) and recognized an impairment of oil & gas properties of $3,256 (2011 - $nil).

Asset Retirement Obligations

Our company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at November 30, 2012, our company recorded asset retirement obligations of $241. During the period ended November 30, 2012, our company recorded an accretion expense of $18 (2011 - $nil) and decreased the estimated asset retirement obligation by $1,018.

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