Form 10-K
period 2013-02-28
MOKITA, INC.
filed 2013-06-13
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  February 28, 2013

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ______________

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 31, 2012 was $8,167,500 based on a $2.475 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,800,000 common shares outstanding as of June 11, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Item 1.

Business

3

Item 1A.

Risk Factors

4

Item 1B.

Unresolved Staff Comments

9

Item 2.

Properties

9

Item 3.

Legal Proceedings

19

Item 4.

Mine Safety Disclosures

19

Item 5.

Market for our Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

19

Item 6.

Selected Financial Data

20

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

20

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

25

Item 8.

Financial Statements and Supplementary Data

25

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

27

Item 9A.

Controls and Procedures

27

Item 9B.

Other Information

29

Item 10.

Directors and Executive Officers and Corporate Governance

30

Item 11.

Executive Compensation

31

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

33

Item 13.

Certain Relationships and Related Transactions, and Director Independence

34

Item 14.

Principal Accountant Fees and Services

34

Item 15.

Exhibits, Financial Statement Schedules

35

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

Our financial statements are stated in United States Dollars ($) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

Except as otherwise indicated by the context, references in this report to “we”, “us” “our” and “our company” are references to Mokita, Inc.

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

Our company is no longer working to develop a business as a provider of credit card payment services and we have changed our business direction towards the acquisition, exploration and development of oil and gas properties.  We decided to enter the oil and gas industry because we were seeking out viable options to create value for our shareholders.  After conducting independent research on the feasibility of discovering and exploiting commercially recoverable amounts of oil and gas, we determined that an investment in oil and gas properties would be an excellent long term strategy that could potentially lead to lucrative business opportunities.  On July 20, 2011, we filed a Certificate of Amendment to the Articles of Incorporation changing our name to Mokita Ventures, Inc., to reflect our company’s new business plan.  The name change to Mokita Ventures, Inc. was subsequently rejected by FINRA and accordingly, on May 30, 2013, we filed a Certificate of Amendment to the Articles of Incorporation to restore our name to Mokita, Inc.

Our Business

We are currently an exploration stage company focused on the acquisition, development and production of oil and gas properties.  As of the date of this Report, we have entered into two Participation Agreements, as discussed below in greater detail, for a percentage working interest in two oil and gas properties.  If the properties are viable and can be developed, we will receive a pro-rata share of any revenues generated from the properties proportionate to our percentage working interests in the properties.  There are leases underlying the wells in which we own working interests; however we are not the holder of these leases and therefore we are not responsible for the payment or evaluation of any obligations under such leases. The leaseholder of the properties is responsible for paying and maintaining the leases.  If we are successful in generating revenues from our working interests in these oil and gas properties, we intend to acquire working interests in additional wells in the project area, subject to obtaining additional financing.  Our business strategy also includes seeking opportunities for mergers or acquisitions with other companies or entities.

Although we are currently focused on projects located in certain geographic regions, we continually evaluate attractive resource opportunities in other geographic areas. Our current focus is on acquiring working interests in oil and/or gas wells in the state of Oklahoma.  The oil and gas properties in which we have working interests do have proven reserves of oil or gas, although any proven reserves are limited in nature and the ultimate capacity of the properties remains unknown.  We have a limited operating income and as a result, we depend upon funding from various sources to continue operations and to implement our growth strategy.

To date, we have earned revenues of $12,027, have cash on hand of $1,704 and have incurred a net loss of $612,705 since our inception through February 28, 2013. We do not anticipate earning substantial revenues until such time as the oil and gas properties in which we have working interests enter into commercial production. These factors raise substantial doubt about our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations from our working interests in our oil and gas properties.

On March 15, 2012, we amended the terms of our convertible note payable to Exchequer Finance Inc.  Under the amended terms of the note, the amount payable of $215,000 is now unsecured, bears interest at 10% per annum, and is payable on demand.  In addition, the loan is convertible into shares of our common stock at a conversion price set at 75% of the average closing prices for the ten trading days immediately preceding the conversion date. As at February 28, 2013 we had accrued $20,603 of interest payable in respect of the note.

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

Since changing our business plan to focus on the acquisition, development and production of oil and gas properties, we have primarily focused our efforts on the location and acquisition of our working interests in oil and gas properties.  In order to generate revenues, we will have to incur a portion of the operators’ expenses in the evaluation and development of the oil and gas properties.  To date, we have had insufficient financial resources to contribute to any operators’ expenses in respect of our oil and gas assets and there is no guarantee that we will have timely access to such financial resources in the future, if at all.  Further, there is no history upon which to base any assumption as to the likelihood that we will secure any future financing or generate any operating revenues from our working interests.  We recognize that if we are unable to generate significant revenues, our entire business may fail.

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

Our ability to develop our business depends in large part, on our ability to attract and maintain qualified key personnel.  Competition for such personnel is intense, and we cannot assure you that we will be able to attract and retain them.  Our development now and in the future will depend on the efforts of key management figures, such as, Irma N. Colón-Alonso, our president, chief executive officer, chief financial officer, secretary, treasurer, and director.   The loss of any key people could have a material adverse effect on our business.  We do not currently maintain life insurance on any of our key employees.

Since our executive officers have very little or no direct experience in the oil and gas industry, our company may never be successful in implementing its business strategy.

Irma N. Colón-Alonso, our president, chief executive officer, chief financial officer, secretary, treasurer, and director, has very little or no direct experience in the development of a business focused on the acquisition, exploration and development of oil and gas properties. As a result, our management may not be fully aware of many of the specific requirements related to the successful operation thereof. Management’s decisions and choices may not accurately account for the prevailing factors guiding others in the industry in their decision making processes. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience. As a result, we may have to suspend or cease operations.

As our company’s management has other outside business activities, they are not devoting all of their time to our company, which may result in periodic interruptions or business failure.

Irma N. Colón-Alonso, our president, chief executive officer, chief financial officer, secretary, treasurer, and director, has other outside business activities. Ms. Colón-Alonso, devotes approximately 5 hours per week to our company and its operations. Our operations may be sporadic and occur at times which are not convenient to Ms. Colón-Alonso, which may result in periodic interruptions or suspensions of our business plan. If the demands of our company’s business requires her full business time, she is prepared to adjust her timetable to devote more time to our company’s business. However, she may not be able to devote sufficient time to the management of our company’s business, which may result in periodic interruptions in implementing our company’s plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

Risks Associated with our Business

There can be no assurance that oil or gas in any commercially material quantity will be discovered on, or produced from, our oil and gas interests which could cause our business to fail.

Exploration for economic reserves of oil and gas is subject to a number of risks.  Few properties that are explored are ultimately developed into producing oil and/or gas wells.  Moreover, if oil and gas reserves are discovered, they may not be present or produced in material quantities.  Although minimal oil and gas reserves have been proven and produced from the Helen Morrison #1 Well located on our Noble County property, there is no guarantee that economically significant reserves are present or will be produced on the property.  If oil or gas is not discovered on, or produced from, any of our current or future working interests in any economically significant quantity, our business will fail.  In addition, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well.  Production from any well may be unmarketable if it is permeated with water or other deleterious substances.  Also, the marketability of oil and gas which may be acquired or discovered will be affected by numerous related factors, including the proximity and capacity of oil and natural gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the wells.

We have insufficient financial resources to contribute to the operating costs of the oil and gas property in which we have a working interest, which may cause our business to fail.

On September 14, 2012, we elected not to contribute approximately $6,000 toward a well stimulation proposal by the operator of our Noble County property.  As a result, we were deemed a non-consenting investor pursuant to the operating agreement for the property and we will lose all revenue for the Noble County property for a period of time sufficient to recover 500% of our proportionate share of the total expenses for the stimulation project. Revenues earned from the property were approximately $1,000 for the year ended February 28, 2013. The proportionate expenses for the stimulation project that were charged to our company by the operator were approximately $6,000 for the year ended February 28, 2013. Therefore, approximately $30,000 of future revenue from the project will be paid to the other investors in this project who have consented to the stimulation project and whom paid their allocable share of the approximate $6,000 of expenses that was charged to us, but which the we elected not to pay, before we can earn future revenue from our interest in the property. This elective non-consent by our company and 500% penalty charged pursuant to the operating agreement resulted in a full impairment of the property at February 28, 2013.  As a result of the impairment and other factors, in their report on our audited financial statements for the years ended February 28, 2013 and February 29, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.  In the absence of any foreseeable revenue, we are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. If we fail to raise sufficient capital, our business will fail.

Our property is held in the form of a working interest in an operating agreement and lease. If the specific requirements of our working interest are not met, our working interest may terminate or expire.

Our oil and gas interest is a working interest in an operating agreement and lease.  If we fail to meet the specific requirements of the operating agreement or lease, especially future drilling and production requirements, our working interest or the underlying lease may be terminated or otherwise expire. We cannot be assured that we will be able to meet our obligations under the operating agreement or lease.  The termination or expiration of our working interest relating to our lease would harm our business, financial condition and results of operations.

The nature of oil and gas exploration makes the estimates of costs uncertain, and our operations may be adversely affected if we underestimate such costs.

We are required share a portion of the ongoing costs of exploration and development of the oil and gas properties in which we have working interests, in a proportion equal to our working interests.  It is difficult to project the operating costs associated with an exploratory drilling program. Complicating factors include the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells. If the operators of our oil and gas interests underestimate the costs or potential challenges of such programs, we may be required to seek additional funding or abandon our interests.

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

None

Item 2.

Properties

Our property consists of office space located at 7695 SW 104th St., Suite 210, Miami, FL 33156. We use such space for no charge to our company from Irma Colon-Alonso. Currently, this space is sufficient to meet our needs; however, once we expand our business to a significant degree, we will have to find a larger space. We do not currently own any real estate.

On May 12, 2011, our company entered into a participation agreement with Buckeye Exploration Company. Pursuant to the terms and conditions of the Buckeye participation agreement, our company purchased a 6% working interest in that certain well, known as the Helen Morrison #1 Well, which is located in the Southwest Otoe Prospect in Noble County, Oklahoma.  In exchange for the working interest, our company paid a purchase price of $32,670 to Buckeye.

On September 14, 2012, our company was deemed a non-consenting investor, pursuant to the operators agreement, in a proposal to stimulate the Noble County property to increase production. As a result, and per the operating agreement with the property operator, our company will lose its revenue for the Noble County property for a period of time sufficient to recover 500% of our company’s invoiced proportionate share of the total expenses for the stimulation project. Revenues earned from this property were approximately $1,000 for the year ended February 28, 2013. The proportionate expenses for the stimulation project that were charged to our company by the operator were approximately $6,000 for the year ended February 28, 2013. Therefore, approximately $30,000 of future revenue from this project will be paid to the other investors in this project who have consented to the stimulation project and who paid their allocable share of the approximate $6,000 of expenses that was charged to our company, but which our company elected not to pay, before our company can earn future revenue from its interest in this property. This elective non-consent by our company and 500% penalty charged pursuant to the operators agreement results in a full impairment of this property to be recorded at February 28, 2013.

On May 31, 2011, our company, entered into a participation agreement with Premier Operating Company. Pursuant to the terms and conditions of the Premier participation agreement, our company purchased a 1% working interest in that certain West Marlow Hoxbar Unit located in Stephens County, Oklahoma.  In exchange for the working interest, our company paid a purchase price of $49,500 to Premier.

On February 1, 2013, our company entered into a Letter of Intent with a third party for the sale of our 1% working interest in the oil and gas properties located in Stephens County, Oklahoma for proceeds of $40,000. We and the purchaser relied on the letter of intent as the final purchase agreement and the sale was consummated pursuant to the Letter of Intent on March 1, 2013 upon payment of the first installment of $20,000.  The sale of our Company’s working interest resulted in a gain of $40,000.

Helen Morrison #1 Well – Noble County, Oklahoma

On May 12, 2011, our company entered into a participation agreement with Buckeye. Pursuant to the terms and conditions of the participation agreement, our company purchased a 6% working interest in that certain well, known as the Helen Morrison #1 Well, which is located in the Southwest Otoe Prospect in Noble County, Oklahoma.  In exchange for the working interest, our company paid a purchase price of $32,670 to Buckeye. In addition, the participation agreement provides that our company shall have the right of first refusal to purchase the same percentage working interest, or more, in any subsequent off-set wells, if any additional interests in the Southwest Otoe Prospect become available in the future.

Buckeye shall serve as the operator of the Helen Well and we will share a portion of the ongoing costs of its exploration and development, in a proportion equal to our working interest.  Pursuant to Buckeye’s operating agreement, Buckeye commenced drilling of the Helen Well on May 16, 2011 and shall continue the drilling of the well to a total depth of 5,000 +/- feet.

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

Buckeye’s Geological Report dated July 12, 2011 – Drilling Summary of Helen Well

Buckeye prepared a geological report, dated July 12, 2011, of the drilling activities on the Helen Well, summarized as follows:

The Helen Well was drilled over a ten day period that consisted of very hot and dry weather. The actual drilling, along with all phases of the operation, went relatively smooth without any unforeseen surprises.  The results of Buckeye’s findings from the drilling were generally consistent with their original predictions.

Most notably, the highly anticipated Mississippi Reef formation inside of the Helen Well was present in its entirety in the expected structural position.  Buckeye anticipates perforating the entire 44 feet of gross thickness of the Mississippi in which all of the best samples of oil shows occurred. The bottom 30 feet of the formation appeared to have the best porosity and permeability. The bottom section is expected to produce the most oil, due to those findings. Water saturation for the entire 44 feet of the zone was surprisingly low.

The Avant Lime, found at 3,189 feet below the surface, and the Middle Oswego Lime formation, drilled in at 4,186 feet below the surface, each have a history of natural gas production in the immediate East Polo Field area. However, these natural gas zones, which are secondary in nature to the Mississippi, were not tested at that time. Buckeye intends to explore the oil rich zones for production now while the oil prices are at such a premium and natural gas prices are consistently lagging behind.

Recent Activity

The Helen Well was first put online and placed into production on October 17, 2011.  Initial production for the first twenty four (24) hours was thirty four (34) barrels of oil, with twenty one (21) barrels of saltwater, following a rather small fifteen hundred (1,500) gallon HCL acid breakdown.  Daily oil production then declined to approximately two (2) to three (3) barrels of oil per day (BOPD).  Daily production quickly declined to the five (5) to eight (8) BOPD range for the next three (3) to four (4) months. Since then, a gradual decline has resulted in its present rate, which includes an average of approximately two (2) barrels of saltwater per day, and is mainly due to the relatively low porosity and permeability of the oil productive Mississippi Lime interval of thirty eight (38) net feet from which the well was producing.

Since no large acid frac was originally administered, on May 1, 2012, Buckeye proposed a well stimulation project consisting of an eleven thousand (11,000) gallon frac at a cost of approximately $99,000 to possibly reach out from the wellbore and help to restore daily production back to its original recoveries.

Effective September 14, 2012, we elected not to contribute our approximately $6,000 share of the proposed stimulation project and were deemed a non-consenting investor, pursuant to the operating agreement with Buckeye.  As a result, and per the operating agreement with the property operator, we will lose our revenue for the Noble County property for a period of time sufficient to recover 500% of our invoiced proportionate share of the total expenses for the stimulation project. Revenues earned from this property were approximately $1,000 for the year ended February 28, 2013. The proportionate expenses for the stimulation project that were charged to us by Buckeye were approximately $6,000 for the year ended February 28, 2013. Therefore, approximately $30,000 of future revenue from this project will be paid to the other investors in this project who have consented to the stimulation project and whom paid their allocable share of the approximate $6,000 of expenses that was charged to us, but which we elected not to pay, before we can earn future revenue from its interest in the property. Our elective non-consent and 500% penalty charged pursuant to the operating agreement resulted in a full impairment of the property recorded at February 28, 2013.

West Marlow Hoxbar Unit – Stephens County, Oklahoma

On May 31, 2011, our company entered into a participation agreement with Premier Operating Company. Pursuant to the terms and conditions of the participation agreement, our company shall purchase a 1% working interest in that certain West Marlow Hoxbar Unit located in Stephens County, Oklahoma.  In exchange for the working interest, our company shall pay a purchase price of $49,500 to Premier.   Premier shall serve as the operator of the West Marlow Hoxbar Unit and we will share a portion of the ongoing costs of its exploration and development, in a proportion equal to our working interest.

Location of the West Marlow Hoxbar Unit

The West Marlow Hoxbar Unit is located in Sections 16, 17, 20 and 21 of Township 2 North, Range 8 West of Stephens County, Oklahoma.

The above photograph is a picture of the West Marlow Hoxbar Unit.

Drilling Operations on the West Marlow Hoxbar Unit

As of the date of this annual report, we do not have any data on the drilling operations on the West Marlow Hoxbar Unit.

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

The Oil and Gas Industry

The United States ranks as the third highest oil producing country in the world and ranks first as the country with the highest consumption of oil. The United States ranks as the second highest natural gas producing country in the world and ranks first as the country with the highest consumption of natural gas.  (U.S. Energy Information Administration. 2011. Retrieved on June  07, 2013 from and publicly available at: http://www.eia.gov/countries/index.cfm?view=production).

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

Employees

We have no employees, other than Irma N. Colón-Alonso, our president, chief executive officer, chief financial officer, secretary, treasurer, and director.

Productive Wells

See below production data as at February 28, 2013:

	For the fiscal year ended February 28, 2013	For the fiscal year ended February 29, 2012
Production Data:
Natural gas (Mcf)	-	21.4
Oil (Bbls)	21.7	42.8
Average Prices:
Natural gas (per Mcf)	$2.92	$3.03
Oil (per Bbl)	$90.54	$97.12

Productive Wells

The following table summarizes information at February 28, 2013, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, but specifically exclude wells drilled and cased during the fiscal year that have yet to be tested for completion (e.g., all of the operated wells drilled by our company during this year have been cased in preparation for completion, but no operations have been initiated that would allow these wells to be productive). Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests in the gross wells.

	Gross			Net
Location	Oil	Gas	Total	Oil	Gas	Total
Oklahoma	6	-	6	6	-	6

Total	6	-	6	6	-	6

Supplemental Information on Oil Producing Properties (Unaudited)

Supplemental Reserve Information

The information set forth below on our proved oil reserves is presented pursuant to the disclosure requirements of Accounting Standards Codification Topic 932 –  Extractive Activities – Oil and Gas (“ASC 932”).  Our company emphasizes that reserve estimates are inherently imprecise. Our reserve estimates were generally based upon extrapolation of historical production trends, analogy to similar properties and volumetric calculations. Accordingly, these estimates are expected to change and such changes could be material and occur in the near term as future information becomes available.

The following table sets forth a summary of changes in estimated reserves for 2013 and 2012:

	Years Ended
	February 28,	February 29,
Change of reserve quantity information (Bbls)	2013	2012

Proved reserves at beginning of year	1,140	-
Acquisitions of oil and gas producing properties	-	1,165
Production	(22)	(25)
Proved reserves at end of year	1,118	1,140

Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Oil Reserves

The following information has been developed utilizing procedures prescribed by ASC 932 and based on oil reserve and production volumes estimated by our company’s independent reserve engineers. It may be useful for certain comparison purposes but should not be solely relied upon in evaluating our company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of our company.

The future cash flows presented below are computed by applying the average prices for the first day of the twelve months ended February 28, 2013 to year-end quantities of proved oil reserves. Future production and development costs are computed by estimating the expenditures to be incurred in producing our company’s proved reserves based on year-end costs and assuming continuation of existing economic conditions. It is expected that material revisions to some estimates of oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.

Management does not rely upon the following information in making investment and operating decisions. Such decision are based upon a wide range of factors, including estimates of proved reserves, and varying price and cost assumptions are considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth our future net cash flows relating to proved oil reserves based on the standardized measure prescribed in ASC 932:

	Years Ended
	February 28,	February 29,
	2013	2012

Future cash inflows (1)	$101,225	$105,143
Future production costs (2)	(47,691)	(48,803)
Future income tax expenses (3)	-	-
Future net cash flows	53,534	56,340
10% annual discount for estimated timing of cash flows	(34,734)	(34,746)
Standardized measure of discounted future net cash flows relating to proved oil reserves	$18,800	$21,594

1.

Oil revenues are based on average twelve-month prices preceding 2/28/13 ($90.54 per barrel) (2/29/12 - $92.23 per barrel). There is no consideration of risks associated with future production of proved reserves.

2.

Based on economic conditions at year-end, and does not include administrative, general, or financing costs.

3.

The future income tax rate for the period covered under these properties (approximately 12 years) (2012 – 13 years) is assumed to be zero due to tax loss carryforwards.

Capitalized Costs Related to Oil Producing Activities

The following table sets forth the capitalized costs relating to our company’s oil and natural gas producing activities:

	Years Ended
	February 28,	February 29,
	2013	2012

Proved properties	$83,340	$83,340
Unproved properties	-	-
Oilfield support equipment	-	-
Total oil producing properties	83,340	83,340
Accumulated depreciation, depletion, amortization and impairment	(83,340)	(61,746)
Oil producing properties, net	$-	$21,594

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Costs incurred in connection with crude oil and natural gas acquisition, exploration and development are as follows:

	Years Ended
	February 28,	February 29,
	2013	2012
Property acquisition costs:
Proved properties	$82,170	$82,170
Unproved properties	-	-
Total acquisition costs	82,170	82,170
Development costs	1,170	1,170
Total	$83,340	$83,340

Results of Operations

Our company’s results of operations related to oil activities are set forth below. The following table includes revenues and expenses associated directly with our oil producing activities. It does not include any interest costs, general and administrative costs or provision for income taxes due to the net operating loss carry-forward, and therefore, is not necessarily indicative of the contribution to consolidated net operating results of our oil operations.

	Years Ended
	February 28,	February 29,
	2013	2012
Sales of oil	$7,710	$4,317

Lease operating expenses	(3,007)	(857)
Depreciation, depletion and amortization	(339)	(720)
Accretion of asset retirement obligation	(24)	(89)

Results of producing activities	$4,340	$2,651

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
February 28, 2013	$1.50	$1.50
November 30, 2012	$2.45	$1.50
August 31, 2012	$3.10	$2.45
May 31, 2012	$3.07	$3.07
February 29, 2012	$3.10	$3.00
November 30, 2011	$3.10	$2.30
August 31, 2011	N/A(1)	N/A(1)
May 31, 2011	N/A(1)	N/A(1)
February 28, 2011	N/A(1)	N/A(1)

(1)

Our common stock was listed for quotation on December 28, 2010. Our first trade did not occur until September 16, 2011.

As of June 6, 2013, there were approximately 29 holders of record of our common stock. As of such date, 7,800,000 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended February 28, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended February 28, 2013.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended February 28, 2013.

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended February 28, 2013 and February 29, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 4 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Oil and Gas Property Working Interests

We do not intend to purchase any oil and gas property working interest over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Working Capital

	February 28, 2013 $	February 29, 2012 $
Current Assets	$41,918	$2,355
Current Liabilities	$543,019	$192,937
Working Capital (Deficit)	$(501,101)	$(190,582)

Cash Flows

		Year ended February 28, 2013 $	Year ended February 29, 2012 $
Cash Flows from (used in) Operating Activities		$(63,487)	$(93,280)
Cash Flows from (used in) Investing Activities	$	Nil	$(49,500)
Cash Flows from (used in) Financing Activities		$65,000	$141,830
Net Increase (decrease) in Cash During Period		$1,513	$(950)

Operating Revenues

During the year ended February 28, 2013, our company recorded oil and gas production revenue from its oil and gas working interests of $7,710 compared with $4,317 for the year ended February 29, 2012.  The increase is due to an increase in production from oil and gas properties.

Operating Expenses and Net Loss

Operating expenses for the year ended February 28, 2013 was $130,701 compared with $220,069 for the year ended February 29, 2012.  The decrease of $89,368 is attributed to a decrease of general and administrative expenses and less impairment on oil and gas properties this year as the properties were nearly entirely impaired in the prior year.  Furthermore, our company incurred decreases in expenses for accretion expense of $65, depreciation, depletion and amortization of $381, general and administrative expenses of $48,724, impairment of oil and gas properties of $40,807 and a decrease in professional fees for legal, accounting, and audit costs of $1,541.

Overall, net loss for the year ended February 28, 2013 was $331,101 or $0.04 loss per share compared with a net loss of $228,609and a loss per share of $0.03 for the year ended February 29, 2012.

Liquidity and Capital Resources

As at February 28, 2013, our company had a cash balance of $1,704 compared with $191 at February 29, 2012.  The increase in cash was attributed to an increase in convertible debt proceeds.  The total asset balance as at February 28, 2013 was $41,918 compared to $23,949 at February 29, 2012.  The increase in total assets was attributed other receivable related to the sale of our company’s 1% working interest in the Premier property.

As at February 28, 2013, our company had total liabilities of $543,266 compared with $194,196 at February 29, 2012.  The increase in total liabilities was attributed to an increase in accounts payable and accrued liabilities of $7,925, amounts due to related parties of $49,650, convertible debentures of $65,000 and derivative liability of $227,507.

Cashflow from Operating Activities

During the year ended February 28, 2013, our company incurred $63,487 used in cash for operating activities compared to the use of $93,280 used in cash for operating activities during the year ended February 29, 2012. The decrease in cash used for operating activities was attributed to an increase in amounts due to related parties.

Cashflow from Investing Activities

During the year ended February 28, 2013, our company incurred $Nil for investing. During the year ended February 29, 2012, our company incurred $49,500 of cash used in investing activities relating to the acquisition costs of oil and gas property.

Cashflow from Financing Activities

During the year ended February 28, 2013, our company received a net amount of $65,000 of cash from financing activities related to proceeds from notes payable from a non-related party which is unsecured, non-interest bearing, and due on demand.  During the year ended February 29, 2012, our company received proceeds of $141,830 of cash from financing activities including $117,330 from a note payable and $44,500 from a related party, offset by $20,000 in repayments to a related party.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any acquisitions or business activities other than holding our present rights to working oil and gas interests. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

A significant item that requires management's estimates and assumptions is the estimate of proved oil reserves which are used in the calculation of depletion, impairment of its properties and asset retirement obligations. Other items subject to estimates and assumptions include the carrying amount of property, plant and equipment, valuation allowances for income taxes, valuation of derivatives instruments and accrued liabilities, among others. Although management believes these estimates are reasonable, actual results could differ from these estimates.

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

Level 1- Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

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

Our company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, amounts due to related parties, and convertible debenture. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on our company’s balance sheet as at February 28, 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, February 28, 2013 $	Total Gains and (Losses) $

Derivative liability	–	–	(227,507)	(227,507)	(12,160)

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

Estimated reserve quantities and future net cash flows have the most significant impact on our company. These estimates are also used in the quarterly calculations of depletion, depreciation and impairment of our company’s proved properties. Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. For additional discussion on the process used to estimate oil and gas quantities please refer to Note 9—Supplemental Oil and Gas Reserve Information (Unaudited).

Asset Retirement Obligations

Our company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at February 28, 2013, our company recorded asset retirement obligations of $247. During the year ended February 28, 2013, our company recorded an accretion expense of $24 (2012 - $89) and decreased the estimated asset retirement obligation by $1,036.

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

Revenue Recognition

Revenues associated with the sale of oil is accounted for using the sales method, whereby revenue is recognized by the operator of the mineral properties for oil sold to purchasers with our company recognizing  the portion of its share of the revenues.

Recent Accounting Pronouncements

The recent accounting pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and our company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.

Financial Statements and Supplementary Data

MOKITA, INC.

(An Exploration Stage Company)

Financial Statements

For the Year Ended February 28, 2013

To The Board of Directors and Stockholders

Mokita, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Mokita, Inc. (an exploration stage company) as of February 28, 2013 and February 29, 2012 and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the years ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mokita, Inc. as of February 28, 2013 and February 29, 2012, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldman Accounting Services CPA, PLLC

Goldman Accounting Services CPA, PLLC

Suffern, NY

June 11, 2013

MOKITA, INC.

(An Exploration Stage Company)

Balance Sheets

	February 28, 2013 $	February 29, 2012 $

ASSETS

Cash	1,704	191
Accounts receivable	214	2,164
Other receivable – sale of oil and gas working interest	40,000	–

Current Assets	41,918	2,355

Oil and gas properties, proved net of accumulated depletion, depreciation and impairment of $32,670 and $61,746, respectively	–	21,594

Total Assets	41,918	23,949

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	42,362	34,437
Due to related parties	58,150	8,500
Convertible debenture	215,000	150,000
Derivative liability	227,507	–

Current Liabilities	543,019	192,937

Asset retirement obligation	247	1,259

Total Liabilities	543,266	194,196

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 100,000,000 common shares, par value of $0.001 per share Issued and outstanding: 7,800,000 common shares

	7,800	7,800

Additional paid-in capital	103,557	103,557

Accumulated deficit	(74,615)	(74,615)

Accumulated deficit during the exploration stage	(538,090)	(206,989)

Total Stockholders’ Deficit	(501,348)	(170,247)

Total Liabilities and Stockholders’ Deficit	41,918	23,949

(The accompanying notes are an integral part of these financial statements)

MOKITA, INC.

(An Exploration Stage Company)

Statements of Operations

	For the year ended February 28, 2013 $	For the year ended February 29, 2012 $	Accumulated from April 21, 2009 (Date of Inception) to February 28, 2013 (Unaudited) $

Revenues	7,710	4,317	12,027

Operating expenses

Accretion expense	24	89	113
Depreciation, depletion, and amortization	339	720	1,059
General and administrative	61,973	110,697	196,271
Impairment of oil & gas properties	20,219	61,026	81,245
Lease operating expenses	3,007	857	3,864
Professional fees	45,139	46,680	121,213

Total operating expenses	130,701	220,069	403,765

Loss before other expenses	(122,991)	(215,752)	(391,738)

Other income (expense)

Gain on sale of oil and gas working interest	40,000	–	40,000
Interest expense	(20,603)	(12,857)	(33,460)
Change in fair value of derivative liability	(12,160)	–	(12,160)
Loss on debt modification	(215,347)	–	(215,347)

Total other expense	(208,110)	(12,857)	(220,967)

Net loss	(331,101)	(228,609)	(612,705)

Net loss per share – basic and diluted	(0.04)	(0.03)

Weighted average shares outstanding – basic and diluted	7,800,000	6,644,262

(The accompanying notes are an integral part of these financial statements)

MOKITA, INC.

(An Exploration Stage Company)

Statements of Changes in Stockholders’ Deficiency

From April 21, 2009 (Date of Inception) to February 28, 2013

						Accumulated
	Common Stock		Stock	Additional		deficit during the
	Shares	Par value	subscriptions receivable	paid-in capital	Accumulated deficit	exploration stage	Total
	#	$	$	$	$	$	$

Balance – April 21, 2009 (Date of Inception)	–	–	–	–	–	–	–

Issuance of shares for $0.01 per share	1,500,000	1,500	12,500	1,000	–	–	15,000

Net loss for the period	–	–	–	–	(2,613)	–	(2,613)

Balance – February 28, 2010	1,500,000	1,500	–	13,500	(2,613)	–	12,387

Proceeds from share subscriptions	–	–	(12,500)	12,500	–	–	–

Issuance of shares for $0.01 per share	3,300,000	3,300	–	29,700	–	–	33,000

Net loss for the year	–	–	–	–	(50,382)	–	(50,382)

Balance – February 28, 2011	4,800,000	4,800	–	43,200	(52,995)	–	(4,995)

Shares issued for services	3,000,000	3,000	–	27,000	–	–	30,000

Forgiveness of related party debt	–	–	–	20,500	–	–	20,500

Imputed interest expense	–	–	–	12,857	–	–	12,857

Net loss for the year	–	–	–	–	(21,620)	(206,989)	(228,609)

Balance – February 29, 2012	7,800,000	7,800	–	103,557	(74,615)	(206,989)	(170,247)

Net loss for the year	–	–	–	–	–	(331,101)	(331,101)

Balance – February 28, 2013	7,800,000	7,800	–	103,557	(74,615)	(538,090)	(501,348)

(The accompanying notes are an integral part of these financial statements)

MOKITA, INC.

(An Exploration Stage Company)

Statements of Cash Flows

	For the year ended February 28, 2013 $	For the year ended February 29, 2012 $	Accumulated from April 21, 2009 (Date of Inception) February 28, 2013 (Unaudited) $

Operating Activities

Net loss	(331,101)	(228,609)	(612,705)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	24	89	113
Change in fair value of derivative liability	12,160	–	12,160
Depreciation, depletion, and amortization	339	720	1,059
Impairment of oil & gas properties	20,219	61,026	81,245
Imputed interest	–	12,857	12,857
Loss on debt modification	215,347	–	215,347
Shares issued for management bonuses	–	30,000	30,000

Changes in operating assets and liabilities:

Accounts receivable	1,950	(2,164)	(214)
Other receivable – sale of oil and gas working interest	(40,000)	–	(40,000)
Prepaid expense and deposits	–	1,000	–
Accounts payable	7,925	31,801	42,362
Due to related parties	49,650	–	49,650

Net Cash Used In Operating Activities	(63,487)	(93,280)	(208,126)

Investing Activities

Purchase of oil and gas property	–	(49,500)	(49,500)

Net Cash Used In Investing Activities	–	(49,500)	(49,500)

Financing Activities

Proceeds from issuance of common shares	–	–	48,000
Proceeds from notes payable	65,000	117,330	182,330
Proceeds from a related party	–	44,500	49,000
Repayments to a related party	–	(20,000)	(20,000)

Net Cash Provided By Financing Activities	65,000	141,830	259,330

Increase (Decrease) in Cash	1,513	(950)	1,704

Cash – Beginning of Period	191	1,141	–

Cash – End of Period	1,704	191	1,704

Non-cash investing and financing activities

Asset retirement obligation – change in estimate	1,036	–	1,036
Oil and gas property acquired with note payable	–	32,670	32,670
Related party debt forgiven	–	20,500	20,500
Asset retirement obligation assumed on oil and gas properties	–	1,170	1,170

Supplemental disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at February 28, 2013, the Company has a working capital deficit of $501,101 and an accumulated deficit of $612,705. The Company’s total operating expenditure plan for the following twelve months will require cash of approximately $75,000.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

A significant item that requires management's estimates and assumptions is the estimate of proved oil reserves which are used in the calculation of depletion, impairment of its properties and asset retirement obligations. Other items subject to estimates and assumptions include the carrying amount of property, plant and equipment, valuation allowances for income taxes, valuation of derivatives instruments and accrued liabilities, among others. Although management believes these estimates are reasonable, actual results could differ from these estimates.

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at February 28, 2013 and February 29, 2012, the Company did not hold any cash equivalents.

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at February 28, 2013, the Company had 152,786 potentially dilutive shares outstanding (February 29, 2012 – nil).

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, amounts due to related parties, and convertible debenture. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

e)

Financial Instruments (continued)

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at February 28, 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, February 28, 2013 $	Total Gains and (Losses) $

Derivative liability	–	–	(227,507)	(227,507)	(12,160)

f)

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2013 and February 29, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Estimated reserve quantities and future net cash flows have the most significant impact on the Company. These estimates are also used in the quarterly calculations of depletion, depreciation and impairment of the Company’s proved properties. Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. Refer to Note 3 – Oil and Gas Properties for estimates recorded relating to the oil and gas properties.

i)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at February 28, 2013, the Company recorded asset retirement obligations of $247. During the year ended February 28, 2013, the Company recorded an accretion expense of $24 (2012 - $89) and decreased the estimated asset retirement obligation by $1,036.

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

j)

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

k)

Revenue Recognition

Revenues associated with the sale of oil is accounted for using the sales method, whereby revenue is recognized by the operator of the mineral properties for oil sold to purchasers with the Company recognizing the portion of its share of the revenues.

l)

Recent Accounting Pronouncements

The recent accounting pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

3.

Oil and Gas Properties

a)

Capitalized Costs

	Noble County, Oklahoma $	Stephens County, Oklahoma $

Capitalized costs, February 28, 2011	–	–

Acquisition costs	32,670	49,500
Other costs	1,170	–
Depreciation, depletion, and amortization	(720)	–
Impairment	(11,526)	(49,500)

Capitalized costs, February 29, 2012	21,594	–

Revision to asset retirement cost	(1,036)	–
Depreciation, depletion, and amortization	(339)	–
Impairment	(20,219)	–

Capitalized costs, February 28, 2013	–	–

i)

On May 12, 2011, the Company entered into a participation agreement to acquire a 6% working interest in oil and gas properties located in Noble County, Oklahoma for $32,670.

ii)

On May 31, 2011, the Company entered into a participation agreement to acquire a 1% working interest in oil and gas properties located in Stephens County, Oklahoma for $49,500.

b)

Sale of Working Interest

On February 1, 2013, the Company entered into a Letter of Intent with a third party for the sale of its 1% working interest in the oil and gas properties located in Stephens County, Oklahoma for proceeds of $40,000. The sale of Company’s working interest resulted in a gain of $40,000.

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

3.

Oil and Gas Properties (continued)

c)

Non-Consent Penalty Charges and Impairment Charge

On September 14, 2012, the Company was deemed a non-consenting investor, pursuant to the Operators Agreement, in a proposal to stimulate the Noble County property to increase production. As a result, and per the operating agreement with the property operator, the Company will lose its revenue for the Noble County property for a period of time sufficient to recover 500% of the Company’s invoiced proportionate share of the total expenses for the stimulation project. Revenues earned from this property were approximately $1,000 for the year ended February 28, 2013. The proportionate expenses for the stimulation project that were charged to the Company by the Operator were approximately $6,000 for the year ended February 28, 2013. Therefore, approximately $30,000 of future revenue from this project will be paid to the other investors in this project who have consented to the stimulation project and who paid their allocable share of the approximate $6,000 of expenses that was charged to the Company, but which the Company elected not to pay, before the Company can earn future revenue from its interest in this property. This elective non-consent by the Company and 500% penalty charged pursuant to the Operators Agreement results in a full impairment of this property to be recorded at February 28, 2013.

4.

Accounts Payable and Accrued Liabilities

	2013 $	2012 $

Trade accounts payable	4,009	34,287

Accrued liabilities	17,750	150

Accrued interest payable	20,603	–

Total accounts payable and accrued liabilities	42,362	34,437

5.

Convertible Debenture

As at February 28, 2013, the Company owes $215,000 (2012 - $150,000) to a non-related party for an outstanding note payable. Included in this amount is $32,670 which was paid by the note holder for the acquisition of oil and gas properties.  The amount owing is unsecured, bears interest at 10%, and due on demand.  As at February 28, 2013, the Company accrued $20,603 (2012 - $nil) of interest payable.

On March 15, 2012, the Company amended the terms of the note payable to be convertible at a rate of 75% of the weighted average closing price for the ten trading days immediately preceding the conversion date. During the year ended February 28, 2013, the Company recorded a loss on the debt modification of $215,347 (2012 - $nil).

6.

Derivative Liability

The conversion option of the convertible debenture disclosed in Note 5 is required to record a derivative at its estimated fair value on each balance sheet date with changes in fair value reflected in the statement of operations.

During the year ended February 28, 2013, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $12,160 (2012 - $nil) and as of February 28, 2013, the fair value of the conversion option derivative liability was $227,507 (2012 - $nil).

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

6.

Derivative Liability (continued)

The fair value of the derivative financial liability was determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
March 15, 2012 convertible debenture	268%	0.13%	0%	2.00
As at February 28, 2013:
March 15, 2012 convertible debenture	231%	0.17%	0%	1.04

7.

Related Party Transactions

a)

As at February 28, 2013, the Company owes $nil (2012 - $4,500) to the former President and Director of the Company for the funding of general operations.  The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at February 28, 2013, the Company owes $58,150 (2012 - $4,000) to the President and CEO of the Company for the funding of general operations and management fees. The amount owing is unsecured, non-interest bearing, and due on demand.

8.

Income Taxes

The Company has $352,305 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.

The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended February 28, 2013 and February 29, 2012 as a result of the following:

	February 28, 2013 $	February 29, 2012 $

Net loss before taxes	(331,101)	(228,609)
Statutory rate	34%	34%

Computed expected tax recovery	112,574	77,727
Permanent differences and other	(77,000)	–
Change in valuation allowance	(35,574)	(77,727)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at February 28, 2013 and February 29, 2012 after applying enacted corporate income tax rates are as follows:

	February 28, 2013 $	February 29, 2012 $

Net operating losses carried forward	119,783	74,721
Oil and gas properties	11,506	20,994
Valuation allowance	(131,289)	(95,715)

Net deferred tax asset	–	–

The Company has no uncertain tax positions, or interest owing as at February 28, 2013.

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

9.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a)

Previous independent registered public accounting firm

On May 28, 2013, our company formally informed M&K CPAS, PLLC of their dismissal as our company’s independent registered public accounting firm.

The reports of M&K CPAS, PLLC on our company’s consolidated financial statements as of and for the fiscal years ended February 29, 2012 and 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company ability to continue as a going concern.

Our company’s board of directors participated in and approved the decision to change independent registered public accounting firms.

During the fiscal years ended February 29, 2012 and 2011, and through May 28, 2013, there have been no disagreements with M&K CPAS, PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of M&K CPAS, PLLC would have caused them to make reference thereto in connection with their report on the financial statements for such years.

Our company has requested that M&K CPAS, PLLC furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.  The letter of M&K CPAS, PLLC is incorporated into this report as Exhibit 16.1.

(b)

New independent registered public accounting firm

On May 28, 2013, our company engaged Goldman Accounting Services CPA, PLLC as its new independent registered public accounting firm.  During the two most recent fiscal years and through May 28, 2013, our company had not consulted with Goldman Accounting Services CPA, PLLC regarding any of the following:

(i)

The application of accounting principles to a specific transaction, either completed or proposed;

(ii)

The type of audit opinion that might be rendered on our company’s consolidated financial statements, and none of the following was provided to our company:  (a) a written report, or (b) oral advice that Goldman Accounting Services concluded was an important factor considered by our company in reaching a decision as to accounting, auditing or financial reporting issue; or

(iii)

Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of February 28, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2013, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of February 28, 2013, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that our company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at February 28, 2013, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.

We did not have any internal personnel who have knowledge of United States Generally Accepted Accounting Principles. However, we have hired an outsourced accounting firm to ensure transactions are recorded in accordance with generally accepted accounting principles.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of February 28, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in our Company’s Internal Control over Financial Reporting

Once our company is engaged in a business of merit and has sufficient personnel available, then our board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our board of directors will nominate an audit committee or a financial expert on our board of directors in fiscal 2013.

2.	We will appoint additional personnel to assist with the preparation of our company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Irma N. Colón-Alonso	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	41	March 3, 2011

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

Irma N. Colón-Alonso – President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Irma N. Colón-Alonso has been our secretary and a member of our company’s board of directors since March 3, 2011.  Ms. Colón-Alonso was appointed as president, chief executive officer, chief financial officer and treasurer of our company on December 14, 2012.

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

Identification of Significant Employees

We have no significant employees, other than Irma N. Colón-Alonso, our president, chief executive officer, chief financial officer, secretary, treasurer and director.

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

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

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

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

(a)

principal executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended February 28, 2013 and February 29, 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 28, 2013 and February 29, 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Irma N. Colón-Alonso (2) President, CEO, CFO, Secretary, Treasurer and Director	2013 2012	24,000	Nil	Nil	Nil	Nil	Nil	Nil	24,000
Douglas E. Forest (1) Former President, CEO, CFO, Treasurer and Director	2013 2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

Irma N. Colón-Alonso has been our secretary and director since March 3, 2011. Ms. Colón-Alonso was appointed as president, chief executive officer, chief financial officer and treasurer on December 14, 2012.

(2)

Douglas E. Forrest was removed as our president, chief executive officer, chief financial officer, treasurer and director of our company on December 14, 2012 upon approval of approximately 67% of our shareholders.

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

Stock Options/SAR Grants

During our fiscal year ended February 28, 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended February 28, 2013.

Option Exercises

During our fiscal year ended February 28, 2013 there were no options exercised by our named officers.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 6, 2013, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)

Irma N. Colón-Alonso (3) 13230 SW 146 St. Miami, FL 33186	3,000,000 Common	38.462%
All Officers and Directors as a Group (1 Person)	3,000,000 Common	38.462%

Eric P. Litmann (4) 7695 SW 104 St. Miami, FL 33156	1,500,000	19.231%
Brown Brothers Harriman & Co. 140 Broadway New York, NY 10005	708,900	9.088%

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

(2)

Based on 7,800,000 issued and outstanding shares of common stock as of June 6, 2013.

(3)

Irma N. Colón-Alonso is our company’s president, chief executive officer, chief financial officer, secretary treasurer and a director.

(4)

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended February 28, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Irma N. Colón-Alonso. We have determined that our directors are not “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.

Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended February 28, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

		Year Ended February 28, 2013		Year Ended February 29, 2012
Audit fees		$17,500		$11,500
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
Total		$17,500		$11,500

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.3	Certificate of Amendment filed May 2, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.4	Certificate of Amendment filed July 20, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2011)
3.5*	Certificate of Amendment filed May 30, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on June 5, 2013)
(10)	Material Contracts
10.1	Form of Subscription Agreement (incorporated by reference to our Amended Registration statement on Form S-1/A filed on July 12, 2010)
10.2	Investor Relations Agreement between our company and LiveCall Investor Relations Company dated April 28, 2011 (incorporated by reference to our Annual Report on Form 10-K filed on June 14, 2011)
10.3	Participation Agreement between our company and Buckeye Exploration Company dated May 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 16, 2011)
10.4	Participation Agreement between our company and Premier Operating Company dated May 31, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2011)
10.5	Convertible Note between our company and Exchequer Finance Inc. dated March 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)
(16)	Letter Regarding Change in Certifying Accountant
16.1*	Letter from M&K CPAS, PLLC to the Securities and Exchange Commission
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data Files
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

MOKITA, INC.
(Registrant)

Dated: June 12, 2013	/s/ Irma N. Colón-Alonso
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

Dated: June 12, 2013	/s/ Irma N. Colón-Alonso
Irma N. Colón-Alonso
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)