Form 10-Q
period 2013-05-31
MOKITA, INC.
filed 2013-07-15
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

Or

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,800,000 common shares issued and outstanding as of July 15, 2013.

MOKITA, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition or Plan of Operation

15

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

22

Item 4.

Controls and Procedures

22

PART II - OTHER INFORMATION

23

Item 1.

Legal Proceedings

23

Item 1A.

Risk Factors

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

23

Item 4.

Mine Safety Disclosures

23

Item 5.

Other Information

23

Item 6.

Exhibits

24

SIGNATURES

25

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

MOKITA, INC.

(An Exploration Stage Company)

Financial Statements

For the Period Ended May 31, 2013

(unaudited)

Condensed Balance Sheets (unaudited)	5
Condensed Statements of Operations (unaudited)	6
Condensed Statements of Cash Flows (unaudited)	7
Notes to the Condensed Financial Statements (unaudited)	8

MOKITA, INC.

(An Exploration Stage Company)

Condensed Balance Sheets

	May 31, 2013 $	February 28, 2013 $
	(unaudited)
ASSETS

Cash	11,318	1,704
Accounts receivable	–	214
Other receivable – sale of oil and gas working interest	–	40,000

Total Assets	11,318	41,918

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	40,474	42,362
Due to related parties	59,150	58,150
Convertible debenture	215,000	215,000
Derivative liability	243,178	227,507

Current Liabilities	557,802	543,019

Asset retirement obligation	291	247

Total Liabilities	558,093	543,266

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 100,000,000 common shares, par value of $0.001 per share Issued and outstanding: 7,800,000 common shares	7,800	7,800

Additional paid-in capital	103,557	103,557

Accumulated deficit	(74,615)	(74,615)

Accumulated deficit during the exploration stage	(583,517)	(538,090)

Total Stockholders’ Deficit	(546,775)	(501,348)

Total Liabilities and Stockholders’ Deficit	11,318	41,918

(The accompanying notes are an integral part of these condensed financial statements)

MOKITA, INC.

(An Exploration Stage Company)

Condensed Statements of Operations

(unaudited)

	Three months ended May 31, 2013 $	Three months ended May 31, 2012 $	Accumulated from April 21, 2009 (Date of Inception) to May 31, 2013 $

Revenues	–	3,517	12,027

Operating expenses

Accretion expense	44	6	157
Depreciation, depletion, and amortization	–	159	1,059
General and administrative	8,260	36,655	204,531
Impairment of oil & gas properties	–	3,256	81,245
Lease operating expenses	–	1,181	3,864
Professional fees	16,033	14,504	137,246

Total operating expenses	24,337	55,761	428,102

Loss before other income (expenses)	(24,337)	(52,244)	(416,075)

Other income (expense)

Gain on sale of oil and gas working interest	–	–	40,000
Interest expense	(5,419)	(4,464)	(38,879)
Change in fair value of derivative liability	(15,671)	(53,307)	(27,831)
Loss on debt modification	–	(215,347)	(215,347)

Total other income (expense)	(21,090)	(273,118)	(242,057)

Net loss	(45,427)	(325,362)	(658,132)

Net loss per share – basic and diluted	(0.01)	(0.04)

Weighted average shares outstanding – basic and diluted	7,800,000	7,800,000

(The accompanying notes are an integral part of these condensed financial statements)

MOKITA, INC.

(An Exploration Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Three months ended May 31, 2013 $	Three months ended May 31, 2012 $	Accumulated from April 21, 2009 (Date of Inception) May 31, 2013 $

Operating Activities

Net loss	(45,427)	(325,362)	(658,132)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	44	6	157
Change in fair value of derivative liability	15,671	53,307	27,831
Depreciation, depletion, and amortization	–	159	1,059
Impairment of oil & gas properties	–	3,256	81,245
Imputed interest	–	–	12,857
Loss on debt modification	–	215,347	215,347
Shares issued for management bonuses	–	–	30,000

Changes in operating assets and liabilities:

Accounts receivable	214	1,223	–
Other receivable – sale of oil and gas working interest	40,000	–	–
Accounts payable and accrued liabilities	(1,888)	10,882	40,474
Due to related parties	1,000	4,050	50,650

Net Cash Provided by (Used In) Operating Activities	9,614	(37,132)	(198,512)

Investing Activities

Purchase of oil and gas property	–	–	(49,500)

Net Cash (Used in) Investing Activities	–	–	(49,500)

Financing Activities

Proceeds from issuance of common shares	–	–	48,000
Proceeds from notes payable	–	65,000	182,330
Proceeds from a related party	–	–	49,000
Repayments to a related party	–	–	(20,000)

Net Cash Provided By Financing Activities	–	65,000	259,330

Increase in Cash	9,614	27,868	11,318

Cash – Beginning of Period	1,704	191	–

Cash – End of Period	11,318	28,059	11,318

Non-cash investing and financing activities

Asset retirement obligation – change in estimate	–	1,036	1,036
Oil and gas property acquired with note payable	–	–	32,670
Related party debt forgiven	–	–	20,500
Asset retirement obligation assumed on oil and gas properties	–	–	1,170

Supplemental disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these condensed financial statements)

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

(unaudited)

1.

Nature of Operations and Continuance of Business – Going Concern Issue

Nature of Operations

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

Going Concern Issue

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at May 31, 2013, the Company has a working capital deficit of $546,484 and an accumulated deficit of $658,132. The Company currently has no income-producing assets, refer to the accompanying note 3(c). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at May 31, 2013 and February 28, 2013, the Company did not hold any cash equivalents.

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at May 31, 2013, our company had 124,638 (February 28, 2013 – 191,111) potentially dilutive shares outstanding.

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

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

f)

Financial Instruments (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, other receivable, accounts payable and accrued liabilities, amounts due to related parties, and convertible debenture. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at May 31, 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, May 31, 2013 $	Total Gains and (Losses) $

Derivative liability	–	–	(243,178)	(243,178)	(15,671)

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

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2013 and February 28, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

j)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at May 31, 2013, the Company recorded asset retirement obligations of $291. During the period ended May 31, 2013, the Company recorded an accretion expense of $44 (2012 - $6).

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

l)

Revenue Recognition

Revenues associated with the sale of oil is accounted for using the sales method, whereby revenue is recognized by the operator of the mineral properties for oil is sold to purchasers with the Company recognizing  the portion of its share of the revenues.

m)

Recent Accounting Pronouncements

The recent accounting pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

3.

Oil and Gas Properties

a)

Capitalized Costs

	Noble County, Oklahoma $	Stephens County, Oklahoma $

Capitalized costs, February 29, 2012	21,594	–

Revision to asset retirement cost	(1,036)	–
Depreciation, depletion, and amortization	(339)	–
Impairment	(20,219)	–

Capitalized costs, February 28, 2013 and May 31, 2013	–	–

b)

Sale of Working Interest

On February 1, 2013, the Company entered into a Letter of Intent for the sale of its 1% working interest in the oil and gas properties located in Stephens County, Oklahoma for proceeds of $40,000. The sale of Company’s working interest on February 28, 2013 resulted in a gain of $40,000.

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

(unaudited)

3.

Oil and Gas Properties (continued)

c)

Non-Consent Penalty Charges and Impairment Charge – Noble County, Oklahoma

On September 14, 2012, the Company was deemed a non-consenting investor, pursuant to the Operators Agreement, in a proposal to stimulate the Noble County property to increase production. As a result, and per the operating agreement with the property operator, the Company will lose its revenue for the Noble County property for a period of time sufficient to recover 500% of the Company’s invoiced proportionate share of the total expenses for the stimulation project. Revenues earned from this property were approximately $1,000 for the year ended February 28, 2013. The proportionate expenses for the stimulation project that were charged to the Company by the Operator were approximately $6,000 for the year ended February 28, 2013. Therefore, approximately $30,000 of future revenue from this project will be paid to the other investors in this project who have consented to the stimulation project and who paid their allocable share of the approximate $6,000 of expenses that was charged to the Company, but which the Company elected not to pay, before the Company can earn future revenue from its interest in this property. This elective non-consent by the Company and 500% penalty charged pursuant to the Operators Agreement results in a full impairment of this property which was recorded at February 28, 2013.

4.

Accounts Payable and Accrued Liabilities

	May 31, 2013 $	February 28, 2013 $

Trade accounts payable	4,500	4,009

Accrued liabilities	9,952	17,750

Accrued interest payable	26,022	20,603

	40,474	42,362

5.

Convertible Debenture

As at May 31, 2013, the Company owes $215,000 (February 28, 2013 - $215,000) to a non-related party for an outstanding note payable. Included in this amount is $32,670 which was paid by the note holder for the acquisition of oil and gas properties.  The amount owing is unsecured, bears interest at 10%, and due on demand.  As at May 31, 2013, the Company accrued $26,022 (February 28, 2013 - $20,603) of interest payable.

On March 15, 2012, the Company amended the terms of the note payable to be convertible into the Company’s common stock at a rate of 75% of the weighted average closing price for the ten trading days immediately preceding the conversion date.

6.

Derivative Liability

The conversion option of the convertible debenture disclosed in Note 5 is required to record a derivative at its estimated fair value on each balance sheet date with changes in fair value reflected in the statement of operations.

During the three months ended May 31, 2013 and 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $15,671 and $53,307, respectively and as of May 31, 2013, the fair value of the conversion option derivative liability was $243,178 (February 28, 2013 - $227,507).

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

(unaudited)

6.

Derivative Liability (continued)

The fair value of the derivative financial liability was determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:	268%	0.13%	0%	2.00
As at May 31, 2013	305%	0.14%	0%	0.79

7.

Related Party Transactions

As at May 31, 2013, the Company owes $59,150 (February 28, 2013 - $58,150) to the President and CEO of the Company for the funding of general operations and management fees. The amount owing is unsecured, non-interest bearing, and due on demand.

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

Our Business

We are currently an exploration stage company focused on the acquisition, development and production of oil and gas properties.  We have entered into two participation agreements for a percentage working interest in two oil and gas properties.  If the properties are viable and can be developed, we will receive a pro-rata share of any revenues generated from the properties proportionate to our percentage working interests in the properties.  There are leases underlying the wells in which we own working interests; however we are not the holder of these leases and therefore we are not responsible for the payment or evaluation of any obligations under such leases. The leaseholder of the properties is responsible for paying and maintaining the leases.  If we are successful in generating revenues from our working interests in these oil and gas properties, we intend to acquire working interests in additional wells in the project area, subject to obtaining additional financing.  Our business strategy also includes seeking opportunities for mergers or acquisitions with other companies or entities.

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

To date, we have earned revenues of $12,027, have cash on hand of $11,318 and have incurred a net loss of $658,132 since our inception through May 31, 2013. We do not anticipate earning substantial revenues until such time as the oil and gas properties in which we have working interests enter into commercial production. These factors raise substantial doubt about our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations from our working interests in our oil and gas properties.

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

On March 15, 2012, we amended the terms of a convertible note payable to Exchequer Finance Inc.  Under the amended terms of the note, the amount payable of $215,000 is now unsecured, bears interest at 10% per annum, and is payable on demand.  In addition, the loan is convertible into shares of our common stock at a conversion price set at 75% of the average closing prices for the ten trading days immediately preceding the conversion date. As at May 31, 2013 we had accrued $26,022 of interest payable in respect of the note.

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

On February 1, 2013, our company entered into a letter of intent with a third party for the sale of our 1% working interest in the oil and gas properties located in Stephens County, Oklahoma for proceeds of $40,000. Our company and the purchaser relied on the letter of intent as the final purchase agreement and the sale was consummated pursuant to the letter of intent on March 1, 2013 upon payment of the first installment of $20,000.  The sale of our company’s working interest resulted in a gain of $40,000.

Results of Operations

Results of Operations for the Three Months Ended May 31, 2013 and 2012 and the Period from April 21, 2009 (inception) to May 31, 2013

	Three Months Ended May 31, 2013 $	Three Months Ended May 31, 2012 $	Accumulated from April 21, 2009 (Date of Inception) to May 31, 2013 $
Revenues	–	3,517	12,027

Accretion expense	44	6	157
Depreciation, depletion, and amortization	–	159	1,059
General and administrative	8,260	36,655	204,531
Impairment of oil and gas properties	–	3,256	81,245
Lease operating expenses	–	1,181	3,864
Professional fees	16,033	14,504	137,246
Other Expenses:
Gain on sale of oil and gas working interest	–		(40,000)
Interest expense	5,419	4,464	38,879
Change in fair value of derivative liability	15,671	53,307	27,831
Loss on debt modification	–	215,347	215,347
Net loss	(45,427)	(325,362)	(658,132)

Working Capital

	May 31, 2013 $	February 28, 2013 $
Current Assets	11,318	41,918
Current Liabilities	557,802	543,019
Working Capital (Deficit)	(546,484)	(501,101)

Cash Flows

	For the Three Months ended May 31, 2013 $	For the Three Months ended May 31, 2012 $
Cash Flows from (used in) Operating Activities	9,614	(37,132)
Cash Flows from (used in) Investing Activities	Nil	Nil
Cash Flows from (used in) Financing Activities	Nil	65,000
Net Increase (decrease) in Cash During Period	9,614	27,868

Operating Revenues

During the three months ended May 31, 2013, we recorded oil and gas production revenue of $nil compared with $3,517 for the three months ended May 31, 2012.  The decrease is due to the fact that our company sold one of its oil and gas interests in the prior year.

Operating Expenses and Net Loss

Operating expenses for the three months ended May 31, 2013 was $24,337 compared with $55,761 for the three months ended May 31, 2012.  The decrease of $31,424 is attributed to no impairment or lease operating expenses incurred on oil and gas interests, as our company’s oil and gas interests have either been sold or fully impaired, and due to no management fees being incurred due to change of management.

Overall, net loss for the three months ended May 31, 2013 was $45,427 or $0.01 loss per share compared with a net loss of $325,362 and a loss per share of $0.04 for the three months ended May 31, 2012. The decrease in net loss is attributed to the loss on debt modification recognized in the prior period, and the same not occurring this period.

Liquidity and Capital Resources

As at May 31, 2013, our company had a cash balance of $11,318 compared with $1,704 at February 28, 2013.  The increase in cash was attributed to the sale of the oil and gas working interest.  The total asset balance as at May 31, 2013 was $11,318 compared to $41,918 at February 28, 2013.  The decrease in total assets was attributed to the receipt of the amount receivable for the sale of the oil and gas working interest.

As at May 31, 2013, our company had total liabilities of $558,093 compared with $543,266 at February 28, 2013.  The increase in total liabilities was attributed to an increase in the value of the derivative liability.

Cashflow from Operating Activities

During the three months ended May 31, 2013, our company provided $9,614 of cash in operating activities compared to the use of $37,132 of cash for operating activities during the three months ended May 31, 2012. The decrease in cash used in operating activities was attributed to the receipt of the amount receivable for the sale of the oil and gas working interest.

Cashflow from Investing Activities

During the three months ended May 31, 2013, our company incurred $Nil of cash for investing activities.  During the three months ended May 31, 2012, our company incurred $Nil for investing activities related to the acquisition costs of the oil and gas properties.

Cashflow from Financing Activities

During the three months ended May 31, 2013, our company received a net amount of $Nil of cash from financing activities. During the three months ended May 31, 2012, our company received a net amount of $65,000 of cash from financing activities related to issuing a convertible debenture to a non-related party.

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

Cash and cash equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at May 31, 2013, our company did not hold any cash equivalents.

Basic and Diluted Net Loss per Share

Our company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at May 31, 2013, our company had 124,638 (February 28, 2013 – 191,111) potentially dilutive shares outstanding.

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

Assets and liabilities measured at fair value on a recurring basis were presented on our company’s balance sheet as at May 31, 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, May 31, 2013 $

Derivative Liability	–	–	(243,178)	(243,178)

Oil and gas properties are considered to be Level 3 financial instruments occurring on a non-recurring basis with a fair value measurement of $Nil as at May 31, 2013.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2013 and February 28, 2013, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Asset Retirement Obligations

Our company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at May 31, 2013, our company recorded asset retirement obligations of $291. During the period ended May 31, 2013, our company recorded an accretion expense of $44 (2012 - $6).

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

Revenue Recognition

Revenues associated with the sale of oil is accounted for using the sales method, whereby revenue is recognized by the operator of the mineral properties for oil is sold to purchasers with our company recognizing  the portion of its share of the revenues.

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

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of May 31, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2013, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of May 31, 2013, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that our company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at May 31, 2013, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.

We did not have any internal US GAAP personnel who have knowledge of United States Generally Accepted Accounting Principles. However, we have hired an outsourced accounting firm to ensure transactions are recorded in accordance with generally accepted accounting principles.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of May 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

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

MOKITA, INC.
(Registrant)

Date: July 15, 2013	/s/ Irma N. Colón-Alonso
Irma N. Colón-Alonso
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)