Form 10-Q
period 2013-08-31
MOKITA, INC.
filed 2013-10-21
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 31, 2013

Or

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes      . No  X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 78,000,000 common shares issued and outstanding as of October 19, 2013.

MOKITA, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition or Plan of Operation

16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

24

Item 4.

Controls and Procedures

24

PART II - OTHER INFORMATION

25

Item 1.

Legal Proceedings

25

Item 1A.

Risk Factors

25

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3.

Defaults Upon Senior Securities

25

Item 4.

Mine Safety Disclosures

25

Item 5.

Other Information

25

Item 6. Exhibits

26

SIGNATURES

27

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

MOKITA, INC.

(An Exploration Stage Company)

Financial Statements

For the Period Ended August 31, 2013

(unaudited)

Balance Sheets (unaudited)	2
Statements of Operations (unaudited)	3
Statements of Cash Flows (unaudited)	4
Notes to the Financial Statements (unaudited)	5

MOKITA, INC.

(An Exploration Stage Company)

Balance Sheets

	August 31, 2013 $ (unaudited)	February 28, 2013 $

ASSETS

Cash	1,499	1,704
Accounts receivable	–	214
Other receivable – sale of oil and gas working interest	–	40,000

Total Assets	1,499	41,918

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	46,851	42,362
Due to related party	65,300	58,150
Convertible debenture	215,000	215,000
Derivative liability	198,872	227,507

Current Liabilities	526,023	543,019

Asset retirement obligation	334	247
Loan payable	15,015	–

Total Liabilities	541,372	543,266

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 1,000,000,000 common shares, par value of $0.001 per share Issued and outstanding: 78,000,000 common shares (restated for forward stock split of 10 for 1)
	78,000	78,000

Additional paid-in capital	33,357	33,357

Accumulated deficit	(74,615)	(74,615)

Accumulated deficit during the exploration stage	(576,615)	(538,090)

Total Stockholders’ Deficit	(539,873)	(501,348)

Total Liabilities and Stockholders’ Deficit	1,499	41,918

(The accompanying notes are an integral part of these financial statements)

MOKITA, INC.

(An Exploration Stage Company)

Statements of Operations

(unaudited)

	Three months ended August 31, 2013 $	Three months ended August 31, 2012 $	Six months ended August 31, 2013 $	Six months ended August 31, 2012 $	Accumulated from April 21, 2009 (Date of Inception) to August 31, 2013 $

Revenues	–	1,769	–	5,286	12,027

Operating expenses

Accretion expense	43	6	87	12	200
Depreciation, depletion, and amortization	–	145	–	304	1,059
General and administrative	11,336	11,350	19,596	48,005	215,867
Impairment of oil & gas properties	–	–	–	3,256	81,245
Lease operating expenses	–	702	–	1,883	3,864
Professional fees	20,450	14,536	36,483	29,040	157,696

Total operating expenses	31,829	26,739	56,166	82,500	459,931

Loss before other income (expenses)	(31,829)	(24,970)	(56,166)	(77,214)	(447,904)

Other income (expense)

Change in fair value of derivative liability	44,306	(10,748)	28,635	(64,055)	16,475
Gain on sale of oil and gas working interest	–	–	–	–	40,000
Interest expense	(5,575)	(5,419)	(10,994)	(9,883)	(44,454)
Loss on debt modification	–	–	–	(215,347)	(215,347)

Total other income (expense)	38,731	(16,167)	17,641	(289,285)	(203,326)

Net income (loss)	6,902	(41,137)	(38,525)	(366,499)	(651,230)

Net income (loss) per share – basic and diluted	–	–	–	–

Weighted average shares outstanding – basic and diluted (restated for forward stock split of 10 for 1)	78,000,000	78,000,000	78,000,000	78,000,000

(The accompanying notes are an integral part of these financial statements)

MOKITA, INC.

(An Exploration Stage Company)

Statements of Cash Flows

(unaudited)

	Six months ended August 31, 2013 $	Six months ended August 31, 2012 $	Accumulated from April 21, 2009 (Date of Inception) to August 31, 2013 $

Operating Activities

Net loss	(38,525)	(366,499)	(651,230)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	87	12	200
Change in fair value of derivative liability	(28,635)	64,055	(16,475)
Depreciation, depletion, and amortization	–	304	1,059
Impairment of oil & gas properties	–	3,256	81,245
Imputed interest	–	–	12,857
Loss on debt modification	–	215,347	215,347
Shares issued for management bonuses	–	–	30,000

Changes in operating assets and liabilities:

Accounts receivable	214	1,657	–
Other receivable – sale of oil and gas working interest	40,000	–	–
Accounts payable and accrued liabilities	4,489	21,443	46,851
Due to related parties	7,150	8,550	56,800

Net Cash Used In Operating Activities	(15,220)	(51,875)	(223,346)

Investing Activities

Purchase of oil and gas property	–	–	(49,500)

Net Cash Used in Investing Activities	–	–	(49,500)

Financing Activities

Proceeds from issuance of common shares	–	–	48,000
Proceeds from notes payable	15,015	65,000	197,345
Proceeds from a related party	–	–	49,000
Repayments to a related party	–	–	(20,000)

Net Cash Provided By Financing Activities	15,015	65,000	274,345

Change in Cash	(205)	13,125	1,499

Cash – Beginning of Period	1,704	191	–

Cash – End of Period	1,499	13,316	1,499

Non-cash investing and financing activities

Asset retirement obligation – change in estimate	–	1,036	1,036
Oil and gas property acquired with note payable	–	–	32,670
Related party debt forgiven	–	–	20,500
Asset retirement obligation assumed on oil and gas properties	–	1,170	1,170

Supplemental disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern Issue

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at August 31, 2013, the Company has a working capital deficit of $524,524 and an accumulated deficit of $651,230. The Company currently has no income-producing assets, refer to the accompanying note 3(c). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at August 31 and February 28, 2013, the Company did not hold any cash equivalents.

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at August 31, 2013, the Company had 57,333 (February 28, 2013 – 191,111) potentially dilutive shares outstanding.

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

The Company’s financial instruments consist principally of cash, accounts receivable, other receivable, accounts payable and accrued liabilities, amounts due to a related party, convertible debenture, and loan payable. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at August 31, 2013  and February 28, 2013, respectively, as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, August 31, 2013 $	Total Gains and (Losses) $

Derivative liability	–	–	(198,872)	(198,872)	28,635

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at February 28, 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, February 28, 2013 $	Total Gains and (Losses) $

Derivative liability	–	–	(227,507)	(227,507)	(227,507)

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

g)

Derivative Financial Instruments (continued)

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

Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement of the derivative instrument could be required within the twelve months of the balance sheet date.

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31 and February 28, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

j)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at August 31, 2013, the Company recorded asset retirement obligations of $334. During the period ended August 31, 2013, the Company recorded an accretion expense of $87 (2012 - $12).

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

m)

Recent Accounting Pronouncements

The recent accounting pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

3.

Oil and Gas Properties

a)

Capitalized Costs

Noble County, Oklahoma $

Capitalized costs, February 29, 2012	21,594

Revision to asset retirement cost	(1,036)
Depreciation, depletion, and amortization	(339)
Impairment	(20,219)

Capitalized costs, February 28 and August 31, 2013	–

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

4.

Accounts Payable and Accrued Liabilities

	August 31, 2013 $	February 28, 2013 $

Trade accounts payable	14,360	4,009

Accrued liabilities	894	17,750

Accrued interest payable	31,597	20,603

	46,851	42,362

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

5.

Convertible Debenture

As at August 31, 2013, the Company owes $215,000 (February 28, 2013 - $215,000) to a non-related party for an outstanding note payable. Included in this amount is $32,670 which was paid by the note holder for the acquisition of oil and gas properties.  The amount owing is unsecured, bears interest at 10%, and due on demand. The note is convertible into the Company’s common stock at a rate of 75% of the weighted average closing price for the ten days prior to the conversion date. As at August 31, 2013, the Company accrued $31,441 (February 28, 2013 - $20,603) of interest payable.

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

During the three months ended August 31, 2013, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $28,635 (August 31, 2012 - loss of $64,055). As of August 31, 2013, the fair value of the conversion option derivative liability was $198,872 (February 28, 2013 - $227,507).

The fair value of the derivative financial liability was determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:	268%	0.13%	0%	2.00
As at August 31, 2013	253%	0.06%	0%	0.53

7.

Loan payable

As at August 31, 2013, the Company owed $15,015 (2013 - $nil) to a non-related company. The amount owing is unsecured, bears interest at 10% per annum, and is due on September 18, 2015. As at August 31, 2013, accrued interest of $156 (2013 - $nil) has been recorded in accounts payable and accrued liabilities. Refer to Note 9.

8.

Related Party Transactions

As at August 31, 2013, the Company owes $65,300 (February 28, 2013 - $58,150) to the President and CEO of the Company for the funding of general operations and management fees. The amount owing is unsecured, non-interest bearing, and due on demand.

9.

Share Capital

On August 7, 2013, our company’s board of directors approved a resolution to effect a ten (10) new for one (1) old forward split of our authorized, issued and outstanding shares of common stock. Upon effect of the forward split, our authorized capital will increase from 100,000,000 shares of common stock to 1,000,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock will increase from 7,800,000 to 78,000,000 shares of common stock, all with a par value of $0.001.

Effective August 23, 2013, our company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 10 new for one (1) old basis and, consequently, an increase to our authorized share capital from 100,000,000 to 1,000,000,000 common shares and our issued and outstanding common stock shall increase from 6,300,000 to 63,000,000 shares, all with a par value of $0.001.

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

10.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events, except for the following:

On September 18, 2013, the Company entered into a convertible loan agreement for $35,015, of which $15,015 was received on July 24, 2013 and $20,000 was received on September 18, 2013. Under the terms of the loan, the amount is unsecured, bears interest at 10% per annum, and is due on September 18, 2015. In addition, the loan holder has the right to convert the loan into the Company’s common stock at a rate of 75% of the weighted average closing price for the ten trading days immediately preceding the conversion date.

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

General Overview

Our company was incorporated in the State of Nevada on April 21, 2009, under the name Mokita Exploration, Ltd. Our company originally intended to develop its business as a mineral exploration company, however, due to the low supply of potentially profitable mining properties, our company abandoned its original plan and restructured its business strategy.  We then focused our efforts on developing a business as a provider of credit card payment services for Canadian customers. To reflect our company’s focus, on February 5, 2010, we filed a Certificate of Amendment to the Articles of Incorporation changing our name to Mokita, Inc.

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

Effective August 23, 2013, our company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 10 new for 1 old basis and, consequently, an increase to our authorized share capital from 100,000,000 to 1,000,000,000 common shares and our issued and outstanding common stock increased from 7,800,000 to 78,000,000 shares, all with a par value of $0.001.

The forward split becomes effective with the Over-the-Counter Bulletin Board at the opening of trading on September 23, 2013. Our CUSIP number is 608456 208.

Our Business

We are currently an exploration stage company focused on the acquisition, development and production of oil and gas properties. We have entered into a participation agreement for a percentage working interest in an oil and gas property.  If the property is viable and can be developed, we will receive a pro-rata share of any revenues generated from the property proportionate to our percentage working interest in the property.  There are leases underlying the wells in which we own a working interest; however we are not the holder of these leases and therefore we are not responsible for the payment or evaluation of any obligations under such leases. The leaseholder of the property is responsible for paying and maintaining the leases.  If we are successful in generating revenues from our working interest in the oil and gas property, we intend to acquire working interests in additional wells in the project area, subject to obtaining additional financing.  Our business strategy also includes seeking opportunities for mergers or acquisitions with other companies or entities.

Although we are currently focused on projects located in certain geographic regions, we continually evaluate attractive resource opportunities in other geographic areas. Our current focus is on acquiring working interests in oil and/or gas wells in the state of Oklahoma.  The oil and gas property in which we have a working interest does have proven reserves of oil or gas, although any proven reserves are limited in nature and the ultimate capacity of the properties remains unknown.  We have a limited operating income and as a result, we depend upon funding from various sources to continue operations and to implement our growth strategy.

To date, we have earned revenues of $12,027, have cash on hand of $1,499 and have incurred a net loss of $651,230 since our inception through August 31, 2013. We do not anticipate earning substantial revenues until such time as the oil and gas property in which we have a working interest enters into commercial production. These factors raise substantial doubt about our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations from our working interest in our oil and gas property.

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

On March 15, 2012, we amended the terms of a convertible note payable to Exchequer Finance Inc.  Under the amended terms of the note, the amount payable of $215,000 is now unsecured, bears interest at 10% per annum, and is payable on demand.  In addition, the loan is convertible into shares of our common stock at a conversion price set at 75% of the average closing prices for the ten trading days immediately preceding the conversion date. As at August 31, 2013 we had accrued $31,441 of interest payable in respect of the note.

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

On September 18, 2013 we issued a convertible note to Exchequer Finance Inc. in consideration of a loan of $35,015.  The note is unsecured and bears interest at the rate of 10% per annum.  The principal amount of the loan together with accrued interest is payable in full by September 18, 2015.  The any portion of the amount payable pursuant to the note is convertible into shares of our common stock at a conversion price equal to 75% of the average closing price of our common stock during the 10 trading days immediately preceding the conversion date.

Results of Operations

Results of Operations for the Three and Six Months Ended August 31, 2013 and August 31, 2012 and the Period from April 21, 2009 (inception) to August 31, 2013

	Three Months Ended August 31, 2013 $	Three Months Ended August 31, 2012 $	Six Months Ended August 31, 2013 $	Six Months Ended August 31, 2012 $	Accumulated from April 21, 2009 (Date of Inception) to August 31, 2013 $
Revenues	Nil	1,769	Nil	5,286	12,027

Accretion expense	43	6	87	12	200
Depreciation, depletion, and amortization	Nil	145	Nil	304	1,059
General and administrative	11,336	11,350	19,596	48,005	215,867
Impairment of oil and gas properties	Nil	Nil	Nil	3,256	81,245
Lease operating expenses	Nil	702	Nil	1,883	3,864
Professional Fees	20,450	14,536	36,483	29,040	157,696
Other Expenses:
Gain on sale of oil and gas working interest	Nil	Nil	Nil	Nil	(40,000)
Interest expense	5,575	5,419	10,994	9,883	44,454
Change in fair value of derivative liability	(44,306)	10,748	(28,635)	64,055	(16,475)
Loss on debt modification	Nil	Nil	Nil	215,347	215,347
Net income (loss)	6,902	(41,137)	(38,525)	(366,499)	(651,230)

Operating Revenues

During the three months ended August 31, 2013, we recorded oil and gas production revenue of $nil compared with $1,769 for the three months ended August 31, 2012.  The decrease is due to our company forfeiting the revenue from the Noble County property until 500% of our company’s proportionate share of the total expenses for the stimulation project have been recovered.

During the six months ended August 31, 2013, we recorded oil and gas production revenue of $nil compared with $5,286 for the three months ended August 31, 2012. The decrease is due to our company forfeiting the revenue from the Noble County property until 500% of our company’s proportionate share of the total expenses for the stimulation project have been recovered.

Operating Expenses and Net Loss

Operating expenses for the three months ended August 31, 2013 were $31,829 compared with $26,739 for the three months ended August 31, 2012.  The increase of $5,090 is attributed an increase in professional fees.

Operating expenses for the six months ended August 31, 2013 were $56,166 compared with $82,500 for the six months ended August 31, 2012. The decrease of $26,334 is attributed to no impairment or lease operating expenses incurred on oil and gas interests, as our company’s oil and gas interests have either been sold or fully impaired, and a decrease in general and administrative expenses.

The net income for the three months ended August 31, 2013 was $6,902 or $nil gain per share compared with a net loss of $41,137 or $nil loss per share for the three months ended August 31, 2012. The increase in net income is attributed to the change in fair value of the derivative liability.

The net loss for the six months ended August 31, 2013 was $38,525 or $nil loss per share compared with a net loss of $366,499 or $nil loss per share for the six months ended August 31, 2012. The decrease  in net loss is attributed to the loss on debt modification recognized in the prior period which was not recognized in the current period.

Working Capital

	August 31, 2013 $	February 28, 2013 $
Current Assets	1,499	41,918
Current Liabilities	526,023	543,019
Working Capital (Deficit)	(524,524)	(501,101)

Cash Flows

	For the Six Months ended August 31, 2013 $	For the Six Months ended August 31, 2012 $
Net Cash Used in Operating Activities	(15,220)	(51,875)
Net Cash Used in Investing Activities	Nil	Nil
Net Cash Provided by Financing Activities	15,015	65,000
Net Increase (Decrease) in Cash During Period	(205)	13,125

Liquidity and Capital Resources

As at August 31, 2013, our company had a cash balance of $1,499 compared with $1,704 at February 28, 2013.  The decrease in cash was attributed to expenditures on general operating expenses.  The total asset balance as at August 31, 2013 was $1,499 compared to $41,918 at February 28, 2013.  The decrease in total assets was attributed to receiving the amount receivable for the sale of the oil and gas interest which was included in total assets as at February 28, 2013.

As at August 31, 2013, our company had total liabilities of $541,372 compared with $543,266 at February 28, 2013. The decrease in total liabilities was attributed to a decrease in the fair value of the derivative liability.

Cashflow from Operating Activities

During the six months ended August 31, 2013, our company used $15,220 of cash in operating activities compared to the use of $51,875 of cash for operating activities during the six months ended August 31, 2012. The decrease in cash used in operating activities was attributed to receiving the proceeds from the sale of the oil and gas working interest.

Cashflow from Investing Activities

During the six months ended August 31, 2013, our company incurred $nil of cash for investing activities.  During the six months ended August 31, 2012, our company incurred $nil for investing activities.

Cashflow from Financing Activities

During the six months ended August 31, 2013, our company received an amount of $15,015 cash from financing activities compared to $65,000 for the six months ended August 31, 2012.  The amounts received from financing activities for both periods related to proceeds from notes payable.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at August 31, 2013, our company did not hold any cash equivalents.

Basic and Diluted Net Loss per Share

Our company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at August 31, 2013, our company had 57,333 (February 28, 2013 – 191,111) potentially dilutive shares outstanding.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at August 31, 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, August 31, 2013 $	Total Gains and (Losses) $

Derivative liability	–	–	(198,872)	(198,872)	28,635

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at February 28, 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, February 28, 2013 $	Total Gains and (Losses) $

Derivative liability	–	–	(227,507)	(227,507)	(227,507)

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31 and February 28, 2013, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Asset Retirement Obligations

Our company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at August 31, 2013, our company recorded asset retirement obligations of $334. During the period ended August 31, 2013, our company recorded an accretion expense of $87 (2012 - $12).

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

Item 4.

Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.3	Certificate of Amendment filed May 2, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.4	Certificate of Amendment filed July 20, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2011)
3.5	Certificate of Amendment filed May 30, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on June 5, 2013)
3.6	Certificate of Change filed on August 8, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on October 1, 2013)
(10)	Material Contracts
10.1	Form of Subscription Agreement (incorporated by reference to our Amended Registration statement on Form S-1/A filed on July 12, 2010)
10.2	Investor Relations Agreement between our company and LiveCall Investor Relations Company dated April 28, 2011 (incorporated by reference to our Annual Report on Form 10-K filed on June 14, 2011)
10.3	Participation Agreement between our company and Buckeye Exploration Company dated May 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 16, 2011)
10.4	Participation Agreement between our company and Premier Operating Company dated May 31, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2011)
10.5	Convertible Note between our company and Exchequer Finance Inc. dated March 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)
10.6	Convertible Note between our company and Exchequer Finance Inc. dated September 18, 2013
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data Files
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

MOKITA, INC.
(Registrant)

Date: October 21, 2013	/s/ Irma N. Colón-Alonso
Irma N. Colón-Alonso
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)