Form 10-Q
period 2013-11-30
MOKITA, INC.
filed 2014-01-21
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	November 30, 2013
or
.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-167275

MOKITA, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0525378
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7695 SW 104th St., Suite 210, Miami, FL	33156
(Address of principal executive offices)	(Zip Code)

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

63,000,000 common shares issued and outstanding as of January 15, 2014.

MOKITA, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition or Plan of Operation

15

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

24

Item 4.

Controls and Procedures

23

PART II - OTHER INFORMATION

23

Item 1.

Legal Proceedings

23

Item 1A.

Risk Factors

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.

Defaults Upon Senior Securities

25

Item 4.

Mine Safety Disclosures

25

Item 5.

Other Information

25

Item 6. Exhibits

25

SIGNATURES

27

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

MOKITA, INC.

(An Exploration Stage Company)

Financial Statements

For the Period Ended November 30, 2013

(unaudited)

Balance Sheets (unaudited)	5
Statements of Operations (unaudited)	6
Statements of Cash Flows (unaudited)	7
Notes to the Financial Statements (unaudited)	8

MOKITA, INC.

(An Exploration Stage Company)

Balance Sheets

	November 30, 2013 $	February 28, 2013 $
	(unaudited)
ASSETS

Cash	1,263	1,704
Accounts receivable	–	214
Other receivable – sale of oil and gas working interest	–	40,000

Total Assets	1,263	41,918

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	44,942	42,362
Due to related party	71,300	58,150
Loan payable	215,000	215,000
Derivative liabilities	253,410	227,507

Current Liabilities	584,652	543,019

Asset retirement obligation	377	247
Loan payable	35,015	–

Total Liabilities	620,044	543,266

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 1,000,000,000 common shares, par value of $0.001 per share
Issued and outstanding: 63,000,000 and 78,000,000 common shares, respectively	63,000	78,000

Additional paid-in capital	48,357	33,357

Accumulated deficit	(74,615)	(74,615)

Accumulated deficit during the exploration stage	(655,523)	(538,090)

Total Stockholders’ Deficit	(618,781)	(501,348)

Total Liabilities and Stockholders’ Deficit	1,263	41,918

(The accompanying notes are an integral part of these financial statements)

MOKITA, INC.

(An Exploration Stage Company)

Statements of Operations

(unaudited)

	Three months ended November 30, 2013 $	Three months ended November 30, 2012 $	Nine months ended November 30, 2013 $	Nine months ended November 30, 2012 $	Accumulated from April 21, 2009 (Date of Inception) to November 30, 2013 $

Revenues	–	735	–	6,021	12,027

Operating expenses

Accretion expense	43	6	130	18	243
Depreciation, depletion, and amortization	–	–	–	304	1,059
General and administrative	9,395	6,755	28,991	54,760	225,262
Impairment of oil & gas properties	–	–	–	3,256	81,245
Lease operating expenses	–	145	–	2,028	3,864
Professional fees	8,798	8,554	45,281	37,594	166,494

Total operating expenses	18,236	15,460	74,402	97,960	478,167

Loss before other income (expenses)	(18,236)	(14,725)	(74,402)	(91,939)	(466,140)

Other income (expense)

Change in fair value of derivative liability	(54,538)	4,736	(25,903)	(59,319)	(38,063)
Gain on sale of oil and gas working interest	–	–	–	–	40,000
Interest expense	(6,134)	(5,360)	(17,128)	(15,243)	(50,588)
Loss on debt modification	–	–	–	(215,347)	(215,347)

Total other income (expense)	(60,672)	(624)	(43,031)	(289,909)	(263,998)

Net loss	(78,908)	(15,349)	(117,433)	(381,848)	(730,138)

Net loss per share – basic and diluted	–	–	–	–

Weighted average shares outstanding – basic and diluted (restated for forward stock split of 10 for 1)	63,000,000	78,000,000	72,490,433	78,000,000

(The accompanying notes are an integral part of these financial statements)

MOKITA, INC.

(An Exploration Stage Company)

Statements of Cash Flows

(unaudited)

	Nine months ended November 30, 2013 $	Nine months ended November 30, 2012 $	Accumulated from April 21, 2009 (Date of Inception) to November 30, 2013 $

Operating Activities

Net loss	(117,433)	(381,848)	(730,138)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	130	18	243
Change in fair value of derivative liability	25,903	59,319	38,063
Depreciation, depletion, and amortization	–	304	1,059
Impairment of oil & gas properties	–	3,256	81,245
Imputed interest	–	–	12,857
Loss on debt modification	–	215,347	215,347
Shares issued for management bonuses	–	–	30,000

Changes in operating assets and liabilities:

Accounts receivable	214	1,837	–
Other receivable – sale of oil and gas working interest	40,000	–	–
Accounts payable and accrued liabilities	2,580	24,818	44,942
Due to related parties	13,150	14,150	62,800

Net Cash Used In Operating Activities	(35,456)	(62,799)	(243,582)

Investing Activities

Purchase of oil and gas property	–	–	(49,500)

Net Cash Used in Investing Activities	–	–	(49,500)

Financing Activities

Proceeds from issuance of common shares	–	–	48,000
Proceeds from loans payable	35,015	65,000	217,345
Proceeds from a related party	–	–	49,000
Repayments to a related party	–	–	(20,000)

Net Cash Provided By Financing Activities	35,015	65,000	294,345

Change in Cash	(441)	2,201	1,263

Cash – Beginning of Period	1,704	191	–

Cash – End of Period	1,263	2,392	1,263

Non-cash investing and financing activities

Asset retirement obligation – change in estimate	–	1,036	1,036
Oil and gas property acquired with note payable	–	–	32,670
Related party debt forgiven	–	–	20,500
Asset retirement obligation assumed on oil and gas properties	–	1,170	1,170

Supplemental disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern Issue

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at November 30, 2013, the Company has a working capital deficit of $583,389 and an accumulated deficit of $730,138. The Company currently has no income-producing assets, refer to the accompanying note 3(c). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at November 30 and February 28, 2013, the Company did not hold any cash equivalents.

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at November 30, 2013, the Company had 995,084 (February 28, 2013 – 191,111) potentially dilutive shares outstanding.

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

The Company’s financial instruments consist principally of cash, accounts receivable, other receivable, accounts payable and accrued liabilities, amounts due to a related party, convertible debenture, and loans payable. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at November 30, 2013 and February 28, 2013, respectively, as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, November 30, 2013 $	Total Gains and (Losses) $

Derivative liability	–	–	(253,410)	(253,410)	(25,903)

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at February 28, 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, February 28, 2013 $	Total Gains and (Losses) $

Derivative liability	–	–	(227,507)	(227,507)	(227,507)

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

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30 and February 28, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

j)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at November 30, 2013, the Company recorded asset retirement obligations of $377. During the period ended November 30, 2013, the Company recorded an accretion expense of $130 (2012 - $18).

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

3.

Oil and Gas Properties

a)

Capitalized Costs

Noble County, Oklahoma $

Capitalized costs, February 29, 2012	21,594

Revision to asset retirement cost	(1,036)
Depreciation, depletion, and amortization	(339)
Impairment	(20,219)

Capitalized costs, February 28 and November 30, 2013	–

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

3.

Oil and Gas Properties (continued)

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

4.

Accounts Payable and Accrued Liabilities

	November 30, 2013 $	February 28, 2013 $

Trade accounts payable	6,909	4,009

Accrued liabilities	302	17,750

Accrued interest payable	37,731	20,603

	44,942	42,362

5.

Convertible Debenture

As at November 30, 2013, the Company owes $215,000 (February 28, 2013 - $215,000) to a non-related party for an outstanding note payable. Included in this amount is $32,670 which was paid by the note holder for the acquisition of oil and gas properties.  The amount owing is unsecured, bears interest at 10%, and due on demand. The note is convertible into the Company’s common stock at a rate of 75% of the weighted average closing price for the ten days prior to the conversion date. As at November 30, 2013, the Company accrued $36,801 (February 28, 2013 - $20,603) of interest payable.

On September 18, 2013, the Company entered into a convertible loan agreement for $35,015, of which $15,015 was received on July 24, 2013 and $20,000 was received on September 18, 2013. The amount owing is unsecured, bears interest at 10%, and due on September 18, 2015. The note is convertible into the Company’s common stock at a rate of 75% of the weighted average closing price for the ten days prior to the conversion date. As at November 30, 2013, the Company accrued $930 (February 28, 2013 - $nil) of interest payable.

MOKITA, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

6.

Derivative Liability

The conversion option of the convertible debenture disclosed in Note 5 is required to record a derivative at its estimated fair value on each balance sheet date with changes in fair value reflected in the statement of operations.

During the nine months ended November 30, 2013, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $25,903 (2012 - $59,319). As of November 30, 2013, the fair value of the conversion option derivative liability was $253,410 (February 28, 2013 - $227,507).

The fair value of the derivative financial liability was determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
$215,000 convertible debenture	268%	0.13%	0%	2.00
$35,015 convertible debenture	285%	0.34%	0%	2.00
As at November 30, 2013
$215,000 convertible debenture	390%	0.06%	0%	0.28
$35,015 convertible debenture	210%	0.34%	0%	1.80

7.

Related Party Transactions

a)

During the period ended November 30, 2013, the Company incurred salary expenses of $18,000 (2012 - $18,000) to the President and CEO of the Company.

b)

As at November 30, 2013, the Company owes $71,300 (February 28, 2013 - $58,150) to the President and CEO of the Company for the funding of general operations and management fees. The amount owing is unsecured, non-interest bearing, and due on demand.

8.

Share Capital

On August 22, 2013, a shareholder of the Company voluntarily cancelled 15,000,000 common shares.

On August 23, 2013, the Company effected a 10-for-1 forward split of the issued and outstanding shares of common stock. All share amounts have been retroactively restated for all periods presented. The Company also increased the number of authorized shares of common stock from 100,000,000 shares of common stock to 1,000,000,000 shares of common stock with no change in par value.

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

To date, we have earned revenues of $12,027, have cash on hand of $1,263 and have incurred a net loss of $730,138 since our inception through November 30, 2013. We do not anticipate earning substantial revenues until such time as the oil and gas property in which we have a working interest enters into commercial production. These factors raise substantial doubt about our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations from our working interest in our oil and gas property.

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

On March 15, 2012, we amended the terms of a convertible note payable to Exchequer Finance Inc.  Under the amended terms of the note, the amount payable of $215,000 is now unsecured, bears interest at 10% per annum, and is payable on demand.  In addition, the loan is convertible into shares of our common stock at a conversion price set at 75% of the average closing prices for the ten trading days immediately preceding the conversion date. As at November 30, 2013 we had accrued $36,802 of interest payable in respect of the note.

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

Results of Operations

Results of Operations for the Three and Nine Months Ended November 30, 2013 and November 30, 2012 and the Period from April 21, 2009 (inception) to November 30, 2013

	Three Months Ended November 30, 2013 $	Three Months Ended November 30, 2012 $	Nine Months Ended November 30, 2013 $	Nine Months Ended November 30, 2012 $	Accumulated from April 21, 2009 (Date of Inception) to November 30, 2013 $
Revenues	Nil	735	Nil	6,021	12,027

Accretion expense	43	6	130	18	243
Depreciation, depletion, and amortization	Nil	Nil	Nil	304	1,059
General and administrative	9,395	6,755	28,991	54,760	225,262
Impairment of oil and gas properties	Nil	Nil	Nil	3,256	81,245
Lease operating expenses	Nil	145	Nil	2,028	3,864
Professional Fees	8,798	8,554	45,281	37,594	166,494
Other Expenses:
Gain on sale of oil and gas working interest	Nil	Nil	Nil	Nil	(40,000)
Interest expense	6,134	5,360	17,128	15,243	50,588
Change in fair value of derivative liability	54,538	(4,736)	25,903	59,319	38,063
Loss on debt modification	Nil	Nil	Nil	215,347	215,347
Net income (loss)	(78,908)	(15,349)	(117,433)	(381,848)	(730,138)

Operating Revenues

During the three months ended November 30, 2013, we recorded oil and gas production revenue of $nil compared with $735 for the three months ended November 30, 2012.  The decrease is due to our company forfeiting the revenue from the Noble County property until 500% of our company’s proportionate share of the total expenses for the stimulation project have been recovered.

During the nine months ended November 30, 2013, we recorded oil and gas production revenue of $nil compared with $6,021 for the nine months ended November 30, 2012. The decrease is due to our company forfeiting the revenue from the Noble County property until 500% of our company’s proportionate share of the total expenses for the stimulation project have been recovered.

Operating Expenses and Net Loss

Operating expenses for the three months ended November 30, 2013 were $18,236 compared with $15,460 for the three months ended November 30, 2012.  The increase of $2,776 is attributed an increase in accretion expense of $37,  general and administration of $2,640 and professional fees of $244 offset by lease operating expenses of $145.

Operating expenses for the nine months ended November 30, 2013 were $74,402 compared with $97,960 for the nine months ended November 30, 2012.  The decrease of $23,558 is attributed to no impairment or lease operating expenses incurred on oil and gas interests, as our company’s oil and gas interests have either been sold or fully impaired, and a decrease in general and administrative expenses.

The net loss for the three months ended November 30, 2013 was $78,908 or $nil loss per share compared with a net loss of $15,349 or $nil loss per share for the three months ended November 30, 2012. The increase in net income is attributed to the change in fair value of the derivative liability.

The net loss for the nine months ended November 30, 2013 was $117,433 or $nil loss per share compared with a net loss of $381,848 or $nil loss per share for the nine months ended November 30, 2012. The decrease in net loss is attributed to the loss on debt modification recognized in the prior period which was not recognized in the current period.

Working Capital

	November 30, 2013 $	February 28, 2013 $
Current Assets	1,263	41,918
Current Liabilities	584,652	543,019
Working Capital (Deficit)	(583,389)	(501,101)

Cash Flows

	For the Nine Months ended November 30, 2013 $	For the Nine Months ended November 30, 2012 $
Net Cash Used in Operating Activities	(35,456)	(62,799)
Net Cash Used in Investing Activities	Nil	Nil
Net Cash Provided by Financing Activities	35,015	65,000
Net Increase (Decrease) in Cash During Period	(441)	2,201

Liquidity and Capital Resources

As at November 30, 2013, our company had a cash balance of $1,263 compared with $1,704 at February 28, 2013. The decrease in cash was attributed to expenditures on general operating expenses.  The total asset balance as at November 30, 2013 was $1,263 compared to $41,918 at February 28, 2013.  The decrease in total assets was attributed to receiving the amount receivable for the sale of the oil and gas interest which was included in total assets as at February 28, 2013.

As at November 30, 2013, our company had total liabilities of $620,044 compared with $543,266 at February 28, 2013. The increase in total liabilities was attributed to increases in the amount due to related party, loan payable and the fair value of the derivative liability.

Cashflow from Operating Activities

During the nine months ended November 30, 2013, our company used $35,456 of cash in operating activities compared to the use of $62,799 of cash for operating activities during the nine months ended November 30, 2012. The decrease in cash used in operating activities was attributed to receiving the proceeds from the sale of the oil and gas working interest.

Cashflow from Investing Activities

During the nine months ended November 30, 2013, our company incurred $nil of cash for investing activities.  During the nine months ended November 30, 2012, our company incurred $nil for investing activities.

Cashflow from Financing Activities

During the nine months ended November 30, 2013, our company received an amount of $35,015 cash from financing activities compared to $65,000 for the nine months ended November 30, 2012.  The amounts received from financing activities for both periods related to proceeds from loans payable.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at November 30, 2013 and February 28, 2013, our company did not hold any cash equivalents.

Basic and Diluted Net Loss per Share

Our company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at November 30, 2013, our company had 995,084 (February 28, 2013 – 191,111) potentially dilutive shares outstanding.

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

Our company’s financial instruments consist principally of cash, accounts receivable, other receivable, accounts payable and accrued liabilities, amounts due to related party, convertible debentures, and loans payable. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at November 30, 2013 and February 28, 2013, respectively, as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, November 30, 2013 $	Total Gains and (Losses) $

Derivative liability	–	–	(253,410)	(253,410)	(25,903)

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at February 28, 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, February 28, 2013 $	Total Gains and (Losses) $

Derivative liability	–	–	(227,507)	(227,507)	(227,507)

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30 and February 28, 2013, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Asset Retirement Obligations

Our company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at November 30, 2013, our company recorded asset retirement obligations of $377. During the period ended November 30, 2013, our company recorded an accretion expense of $130 (2012 - $18).

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.3	Certificate of Amendment filed May 2, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.4	Certificate of Amendment filed July 20, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2011)
3.5	Certificate of Amendment filed May 30, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on June 5, 2013)
3.6	Certificate of Change filed on August 8, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on October 1, 2013)
(10)	Material Contracts
10.1	Form of Subscription Agreement (incorporated by reference to our Amended Registration statement on Form S-1/A filed on July 12, 2010)
10.2	Investor Relations Agreement between our company and LiveCall Investor Relations Company dated April 28, 2011 (incorporated by reference to our Annual Report on Form 10-K filed on June 14, 2011)
10.3	Participation Agreement between our company and Buckeye Exploration Company dated May 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 16, 2011)
10.4	Participation Agreement between our company and Premier Operating Company dated May 31, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2011)
10.5	Convertible Note between our company and Exchequer Finance Inc. dated March 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)
10.6*	Convertible Note between our company and Exchequer Finance Inc. dated September 18, 2013
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data Files
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

MOKITA, INC.
(Registrant)

Date: January 21, 2014	/s/ Irma N. Colón-Alonso
Irma N. Colón-Alonso
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)