Form 10-K
period 2014-02-28
MEDIJANE HOLDINGS INC.
filed 2014-06-13
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ______________

Commission file number   333-167275

MEDIJANE HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	46-0525378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2011 Ken Pratt Boulevard, Suite 300 Longmont, CO	80501
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:    (855) 933-3499

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Not Applicable	Not Applicable

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

The aggregate market value of Common Stock held by non-affiliates of the registrant was $8,120,000 based on a $0.29 average bid and asked price of such common equity, as of August 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter (as adjusted to reflect the 10 to 1 forward stock split effective August 7, 2013).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 89,525,000 common shares as of June 13, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MEDIJANE HOLDINGS, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.   Business

Forward Looking Statements.

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

Except as otherwise indicated by the context, references in this report to “we”, “us” “our” and “the registrant” are references to MediJane Holdings, Inc.

General Overview

The registrant was incorporated in the State of Nevada on April 21, 2009, under the name Mokita Exploration, Ltd.    The registrant originally intended to develop its business as a mineral exploration company, however, due to the low supply of potentially profitable mining properties, our company abandoned its original plan and restructured its business strategy.  We then focused our efforts on developing a business as a provider of credit card payment services for Canadian customers.  To reflect the registrant’s new focus, on February 5, 2010, we filed a Certificate of Amendment to the Articles of Incorporation changing our name to Mokita, Inc.

We decided to enter the oil and gas industry because we were seeking out viable options to create value for our shareholders.  On July 20, 2011, we filed a Certificate of Amendment to the Articles of Incorporation changing our name to Mokita Ventures, Inc., to reflect our company’s new business plan.  The name change to Mokita Ventures, Inc. was subsequently rejected by the Financial Industry Regulatory Authority (“FINRA”) and accordingly, on May 30, 2013, we filed a Certificate of Amendment to the Articles of Incorporation to restore our name to Mokita, Inc.

On February 27, 2014, there was a change of control of the registrant.  On February 28, 2014, our board of directors and a majority of holders of the registrant’s voting securities approved a change of name of the registrant to MediJane Holdings Inc.  A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on March 4, 2014.  A Certificate of Correction was subsequently filed with the Nevada Secretary of State on March 6, 2014 to correct a spelling error in the registrant’s new name.  These amendments have been reviewed by FINRA and were approved for filing with an effective date of March 10, 2014.  The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on March 10, 2014 under our new ticker symbol "MJMD".

Our Business

After the change of control on February 27, 2014, the registrant became a medical delivery systems company with a pharmaceutical approach to cannabinoid treatment of various illnesses with medical marijuana, currently being launched in Colorado and California.

License Agreement.  On March 14, 2014, the registrant entered into a license agreement with Phoenix Bio Pharmaceuticals Corporation (“Phoenix Bio Pharm”).  Pursuant to the license agreement, Phoenix Bio Pharm has granted to the registrant an exclusive license for the territory of North America to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm related to certain medical cannabinoid products and delivery systems for the treatment and management of illnesses.  Products falling under the license will include the following medicinal cannabis products: transdermal patches, orally administered extracts, concentrated extracts for vaporizers and inhalers, sublingual and buccal dispensing products and extraction technology, suppository delivery systems, salves, creams, gels, lotions, and liquid extracts, and any products or active ingredients sourced through Phoenix Bio Pharm affiliates or third party suppliers or licensors.

The registrant will also have the right to sublicense the rights acquired pursuant to the license agreement and to use and develop copyrighted materials of Phoenix Bio Pharm for marketing and distribution purposes.  In consideration of the acquired license, the registrant issued 26,000,000 common shares to Phoenix Bio Pharm.

Products.  The registrant is currently working with physicians, scientists, engineers and other professional in the United States and internationally to formulate a wide range of product delivery systems to assure our products are a precise and safe alternative to treat chronic illness.

Through our strategic partnerships, the registrant is launching our first series of products.  In the coming months, we will be expanding our product line not only to include targeted treatment patches, pills and vaporizers.  Future products will further include a wide variety of dissolvable products.

The registrant will initially distribute and sell the following products.

1.

MediJane Transdermal Patches. Developed out of the commitment for accurate dosing and the application of pharmaceutical grade delivery methods within the cannabis industry.  The registrant licensed a safe effective way to consume cannabis – transdermally.  Six (6) formulations of patches are in development with ongoing research for many more to come.  The patches shall retail for approximately $8-$12.50 per patch.

2.

MediJane Capsules. Activated cannabinoid capsules that contain specific non-psychoactive and psychoactive ratios utilizing natural uptake agents for low dose flexibility for controlling inflammation, muscle spasms, neuropathic pain and many other ailments.  Our advanced formulation techniques have allowed us to create standards of cannabinoid profiles for specific medical conditions with enhanced nutritional additives, allowing the body to provide sustainable health.  The capsules shall retail at $50-$75 per package.

3.

Vaporizing Pharmaceutical Grade Cannabis.  Vaporizing is a common technique for consuming marijuana, while, at the same time, negating many irritating respiratory toxins that exits within the grown marijuana flower and are released when smoked.  Conversely, vaporizing allows one to get at all of the psychoactive, pain management and anti-inflammatory ingredients available within that specific strain of cannabis, minus the combustion that ordinarily takes place during consumption.    Each product package shall retail at $50-$75 per package.

4.

Canna-Mist Oral Spray.  Sublingual sprays provide effective, fact acting cannabinoid delivery because they allow direct access to the blood stream.  Each spray of MediJane Canna-mist delivers 2.5 mg of cannabinoids.  Every patient’s metabolism is different and dosage needs vary.  The recommended dosage commences with one or two sprays and build up from there based on need.  Each bottle shall retail for $45-$60 per bottle.

The registrant plans to expand into complete care centers offering treatments of chronic illness with our proprietary blends of cannabinoid medicinals.

Distribution and Marketing.   On May 13, 2014, the registrant entered into a distribution agreement with South Pacific Resources, Inc., DBA GoKush.com LLC (“GoKush”) that is part of a not-for-profit California Cooperative Corporation that is dedicated to providing safe and legal access to medical marijuana for patients throughout California.  Pursuant to the agreement, amongst other things, the registrant issued GoKush 200,000 common shares of the registrant.  GoKush agreed to become the online ordering platform for the ordering and re-stock of the registrant’s products in California.

For many decades, all marijuana transactions in the United States were conducted under implicit or explicit prohibition. Recently, however, states have moved to legalize marijuana for medical purposes, as well as implement regulations for organizations that produce and distribute marijuana. In the last four years, the federal government has signaled its tacit acceptance of these state actions, including the Cole Memo from the Department of Justice and recent treasury memorandum confirming banking acceptance of state based marijuana businesses.

Currently over 50% of the states including Washington D.C. have passed medical marijuana laws and the states of Colorado and Washington have legalized the recreational use and possession of marijuana.  Internationally, a mix of laws control the market and distribution of medical and recreational marijuana usage and controls relating to cannabinoids This emerging market presents unique opportunities to entrepreneurs and investors as well as unique risks.

We intend to target states and countries where clear laws have been established for the propagation, production, distribution and processing of cannabinoids and marijuana for medical purposes.

Strategic Alliances.  We have partnered with Holos Health to model and mold our clinics into mini treatment facilities located inside or adjacent to Holos Health treatment facilities.  MediJane clinics are specifically planned to be operated by licensed and accredited medical nurse practitioners specializing in treatment with functional medicine and the use of medical cannabis.

MediJane clinics will exclusively feature wide array of Medijane branded products including capsules, disposables strips, tinctures, topical creams, topical gels as well as a full line of transdermal patches.  The registrant is focused on delivering treatments with a range of high CBD and low THC with no psychoactive effects and a broad range of other specific cannabinoids for targeted treatments.  We cater to patients with a complete health and wellness approach.

The Holos Health Centers include existing doctors offices and commencement of a national rollout.  The clinics are specifically operated by licensed and accredited medical professionals specializing in treatment with functional medicine and the use of medical marijuana.

Phoenix Pharms Healthcare Network Inc. is a holding company for a series of health and wellness clinics, including doctors offices, care facilities, cancer treatment, diabetes treatment and children's health services.  Children health services is focused on autism, ADD and seizure management, Holos Heath Centers are part of Phoenix Pharms Healthcare Network Inc.

Phoenix Bio Pharm is a biopharmaceutical company focused on the acquisition and manufacturing of key intellectual property relating to cannabinoid treatment methodologies and of medical delivery systems for the treatment and management of a wide variety of illness and conditions.

Sales and Marketing.  Sales representatives are made up of pharmaceutical and medical appliance trained sales professionals and their roles include the education of medical professionals in their target areas as well as sales to existing dispensaries.

We plan to roll out our products in phases region by region and state by state, in accordance with individual state medical marijuana laws.  In the future, we have plans to open branded MediJane wellness clinic’s/dispensaries.

Currently over 50% of the states plus Washington DC have passed laws for medicinal use. Colorado and Washington just legalized marijuana for recreational use.

The registrant is forming strategic partnerships with pharmaceutical and medical device sales professionals to capitalize on this growing new market.

Medical marijuana is among one of the fastest-growing markets in the United States.  The registrant plans to secure a large share of the market place by providing superior products, performance and our expertise in marketing these products.

Reports to Security Holders

We are required to file annual, quarterly and current reports and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington

D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Industry Analysis

The health, wellness and cannabinoid industries in the United States have been growing due to a substantial growth in the numbers of states approving the use of medical marijuana and cannabinoids. Additionally, in recent years, several internationally recognized medical journals and medical professionals including CNN’s chief medical correspondent, Dr Sanjay Gupta, have published results relating to the use of cannabinoids in the treatment of cancer, Alzheimer’s disease and pain management. This swell of interest in alternative health and wellness related to the use of cannabinoid is resulting in the establishment of new opportunities across many industries.  Individual states have passed legislation for the regulation of medical and recreational use, but the lack of federal mandates has created some uncertainty in the industry.

Competitive Analysis

The health, wellness and cannabinoid industries, specifically in states that have passed medicinal marijuana laws, are rapidly evolving and intensely competitive, and we expect that the competition will intensify in the future.  Barriers to entry are minimal. We believe while we currently may have advantages in this market, the growth of this market is able to allow us to take a market share if we can raise sufficient funds to commence full-scale operations.  We will compete on the basis of financing established brands and operators, and through customer preference.  Our competitors may be well established, substantially larger and have substantially greater market recognition, greater resources and broader capabilities than we have.  There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by the registrant may have a material adverse effect on our business, prospects, financial condition and results of operations

Website/Social Community

Our web site, www.medijane.co currently fills a public and media relations role. Members of the press, present and prospective investors, and other interested parties, can access the latest news and download professionally prepared press releases and high resolution photos; visitors can learn more about the registrant and investors and the public can scroll through our photo galleries to stay abreast of the latest on-site happenings.

Revenue

The registrant will receive revenue from the sales of its licensed products.

Government Regulations

Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our project developers obtaining marketing approval for their products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit the products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time.

Our product candidates contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA.  Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently "accepted medical use" in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain cannabis or cannabis extracts must be placed in Schedules II—V, since approval by the FDA satisfies the "accepted medical use" requirement. If any proposed products developed receive FDA approval, the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. Consequently, its manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA.  In addition, the scheduling process may take one or more years, thereby delaying the launch of any product in the United States.  Furthermore, if the FDA, DEA, or any foreign regulatory authority determines that any product may have potential for abuse, it may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of any proposed product.

Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years.  The DEA conducts periodic inspections of certain registered establishments that handle controlled substances.  Obtaining the necessary registrations may result in delay of the importation, manufacturing or distribution of any products.  Furthermore, failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations.  The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule any product candidates as well.  While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or our partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

Because the proposed products contain cannabis extracts, which are Schedule I substances, to conduct clinical trials in the United States prior to approval, each of the research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense the products and to obtain the product from our importer. If the DEA delays or denies the grant of a research registration to one or more research sites, the clinical trial could be significantly delayed, and the clinical trial sites could be lost. The importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import.

If a product is approved and classified as a Schedule II or III substance, an importer can import for commercial purposes if it obtains an importer registration and files an application for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board that guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect the availability of proposed products and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third party comments to be submitted.

If a product is approved and classified as a Schedule II controlled substance, federal law may prohibit the import of the substance for commercial purposes. If a product is listed as a Schedule II substance, the manufacturer will not be allowed to import the drug for commercial purposes unless the DEA determines that domestic supplies are inadequate or there is inadequate domestic competition among domestic manufacturers for the substance as defined by the DEA. Moreover, Schedule I controlled substances have never been registered with the DEA for importation commercial purposes, only for scientific and research needs. Therefore, if neither a product could be imported, a product would have to be wholly manufactured in the United States, and we would need to secure a manufacturer that would be required to obtain and maintain a separate DEA registration for that activity.

If, because of a Schedule II classification or voluntarily, a project developer were to conduct manufacturing or repackaging/relabeling in the United States, they would be subject to the DEA's annual manufacturing and procurement quota requirements.  Additionally, regardless of the scheduling of any product, cannabis comprising the active ingredient in the final dosage form are currently Schedule I controlled substances and would be subject to such quotas as these substances could remain listed on Schedule I.  The annual quota allocated to us or our contract manufacturers for the active ingredient in any product may not be sufficient to meet commercial demand or complete clinical trials.  Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers', procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and operations.

If a product is scheduled as Schedule II or III, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute the product to pharmacies and other health care providers. We would need to identify distributors to distribute the product to pharmacies; these distributors would need to obtain Schedule II or III distribution registrations. The failure to obtain, or delay in obtaining, or the loss any of those registrations could result in increased costs to us. If a product is a Schedule II drug, pharmacies would have to maintain enhanced security with alarms and monitoring systems and they must adhere to recordkeeping and inventory requirements. This, coupled with the fact that a product must be refrigerated, may discourage some pharmacies from carrying the product. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

Employees

We have six (6) full time employees in addition to Ronald Lusk, our president, chief executive officer, chief financial officer, secretary, treasurer, and director.

Item 1A.   Risk Factors

Our business will be subject to numerous risk factors, including the following:

1.

Health, wellness and cannabinoid industry investing is highly speculative and there can be no assurance that the registrant will ever achieve profitable operations.

The registrant intends to engage in the health, wellness and cannabinoid industry that is speculative and involves a high degree of risk.  The health, wellness and cannabinoid industries are speculative and are significantly affected by changes in economic and other conditions, such as:

•

employment levels;

•

construction costs;

•

climate conditions;

•

natural disaster;

•

acts of war;

•

availability of financing;

•

local and national economics;

•

interest rates; and

•

consumer confidence.

These factors can negatively affect the demand for and pricing of the registrant's projects and margin on sale. The registrant is also subject to a number of risks, many of which are beyond the registrant's control, including but not limited to:

•

changes in governmental regulations

•

increases or decreases in harvesting production

•

labor strikes

•

changes in the health, wellness and cannabinoid industries and government  policy; and

•

distribution costs

1.

The registrant is dependent on the services of certain key employees and the loss of their services could harm the registrant's business.

The registrant's success largely depends on the continuing services of its officers, and there is presently no key man insurance policy on either officer. The registrant believes that Ronald Lusk, Russell Stone and Dr. Joseph Cohen possess valuable industry knowledge, experience and leadership abilities that would be difficult in the short term to replicate.

2.

Our future success depends, to a significant extent, on our ability to attract, train and retain management, operations and technical personnel.

Recruiting and retaining capable personnel, particularly those with expertise in the health, wellness and cannabinoid industries, are vital to our success. If we are unable to attract and retain qualified associates, our business may be materially and adversely affected.

1.

Our control shareholders may effectively exercise control over matters requiring shareholder approval.

Caduceus Industries LLC and Phoenix Bio Pharmaceuticals Corporation, a Colorado corporation, beneficially directly or indirectly owns or controls approximately 59.2% of our outstanding common shares.   They effectively have the power to elect all of the directors and control the management, operations and affairs of the registrant.   Their ownership may discourage someone from making a significant equity investment in the registrant, even if we needed the investment to operate our business. Its holdings could be a significant factor in delaying or preventing a change of control transaction that other shareholders may deem to be in their best interests, such as a transaction in which the other shareholders would receive a premium for their shares over their current trading prices.

6.

We will be subject to risks generally incident to the health, wellness and cannabinoid industry industries.  We may never be profitable.

We will be subject to the risks generally incident to the health, wellness and cannabinoid industries, including: uncertainty of cash flow to meet fixed and other obligations; adverse changes in local market conditions, population trends, neighborhood values, community conditions, general economic conditions, local employment conditions, interest rates, and real estate tax rates; changes in fiscal policies; changes in applicable laws and regulations (including tax laws); uninsured losses and other risks that are beyond the control of the registrant. There can be no assurance of profitable operations.  Moreover, although we expect to obtain insurance to cover most casualty losses and general liability arising from sale of our products, no insurance will be available to cover cash deficits from ongoing operations.

7.

Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to sell our products.

Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our project developers obtaining marketing approval for their products in those countries.  These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit the products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time.

8.

Our product candidates will be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Our product candidates contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA.  Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, not currently "accepted medical use" in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain cannabis or cannabis extracts may be required to be placed in Schedules II—V, since approval by the FDA satisfies the "accepted medical use" requirement. If any proposed products developed receive FDA approval, the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. Consequently, its manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use may be subject to a significant degree of regulation by the DEA.  In addition, the scheduling process may take one or more years, thereby delaying the launch of any product in the United States.  Furthermore, if the FDA, DEA, or any foreign regulatory authority determines that any product may have potential for abuse, it may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of any proposed product.

9.

Compliance with DEA registration and inspection of facilities could negatively affect our  operations.

Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA or other state reporting agency to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years.  The DEA conducts periodic inspections of certain registered establishments that handle controlled substances.  Obtaining the necessary registrations may result in delay of the importation, manufacturing or distribution of any products.

Furthermore, failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations.  The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

10.

Compliance with state-controlled substances laws could negatively affect our operations.

Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule any product candidates as well.  While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or our partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

11.

Clinical trials are subject to DEA registration and approval.    Any delays or denials could negatively affect operations.

Because the proposed products of our project developers contain cannabis extracts, which are Schedule I substances, to conduct clinical trials in the United States prior to approval, each of the research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense the products and to obtain the product from a supplier. If the DEA delays or denies the grant of a research registration to one or more research sites, the clinical trial could be significantly delayed, and the clinical trial sites could be lost. The supplier for the clinical trials must also obtain a Schedule I registration.

12.

Manufacture in the United States may be subject to the DEA’s annual manufacturing and procurements quota requirements.

If, because of a Schedule II classification or voluntarily, a project developer were to conduct manufacturing or repackaging/relabeling in the United States, they would be subject to the DEA's annual manufacturing and procurement quota requirements.  Additionally, regardless of the scheduling of any product, cannabis comprising the active ingredient in the final dosage form are currently Schedule I controlled substances and would be subject to such quotas as these substances could remain listed on Schedule I.  The annual quota allocated to us or our contract manufacturers for the active ingredient in any product may not be sufficient to meet commercial demand or complete clinical trials.  Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers', procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and operations.

13.

Distribution in the United States requires DEA registration and authority that could be time-consuming and costly.

If a product is scheduled as Schedule II or III, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute the product to pharmacies and other health care providers. We would need to identify distributors to distribute the product to pharmacies; these distributors would need to obtain Schedule II or III distribution registrations.  The failure to obtain, or delay in obtaining, or the loss any of those registrations could result in increased costs to us.  If a product is a Schedule II drug, pharmacies would have to maintain enhanced security with alarms and monitoring systems and they must adhere to recordkeeping and inventory requirements.  This, coupled with the fact that a product must be refrigerated, may discourage some pharmacies from carrying the product. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

14.

Lack of diversification could result in additional risk exposure.

As the registrant expects to sell its products primarily in target markets, the registrant may be unable to achieve optimal diversification to properly hedge the registrant’s risk exposure to the asset class.  If one or more of these markets experiences an economic downturn or suffers from a catastrophic natural disaster, such as a hurricane, tornado, earthquake, tidal wave, tropical storm, flood, mudslide or severe erosion or accretion, the value of the registrant’s assets may decrease rapidly.  Declines in the health, wellness and cannabinoid industries markets in any of the target markets may reduce the returns on investment.

15.

Acts of terrorism could have a negative effect on the valuation of our investments.

The impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict involving the United States may have an adverse impact on interest rates, the availability of financing, raw materials, oil, gas, electricity, water, energy or other factors.   These events could reduce the value of the registrant’s assets.

16.

The registrant has limited financial resources and has not received any revenues from operations.

The registrant has limited financial resources, and its business is subject to significant risks and competition. The registrant’s profitability may be diminished if it incurs significant operating losses or become subject to significant liabilities that impede their operational efficiency.

17.

Our inability to obtain adequate insurance could subject us to additional risk of loss or additional expenses.

The registrant may not be able to obtain adequate insurance with respect to the registrant’s products, or may not be able to obtain insurance on reasonable terms.  Failure to obtain insurance or the excessive costs of insurance may expose the registrant to additional risk of loss or additional expenses to which it would not otherwise be subject.

18.

An inability to maintain sufficient reserves could result in additional debt borrowings and negatively affect the operations of the registrant.

A portion of the registrant’s gross income may be held as working capital reserves to meet the registrant’s expenses. Such expenses include those related to the sale and distribution of our products, management and the preparation of income tax information.  To the extent that such reserves prove inadequate to defray the registrant’s costs and expenses or unanticipated costs and expenses, it could be necessary for the registrant to attempt to borrow additional funds.    In the event such financing is not available on acceptable terms, management may, although is not required to, advance such sums, or the registrant could be required to liquidate one or more of its investments, which might not be on terms favorable to the registrant.

19.  If product liability lawsuits are successfully brought against us, we will incur substantial liabilities and may be required to limit the commercialization of our products.

We face potential product liability exposure in jurisdictions where we market and distribute our products.  We may face exposure to claims by an even greater number of persons if we begin marketing and distributing our products commercially in the United States and elsewhere, including those relating to misuse of our products.  Now, and in the future, an individual may bring a liability claim against us alleging that one of our products caused an injury.  While we continue to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us.  If we cannot successfully defend ourselves against product liability claims, or if our insurance coverage is inadequate, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•

decreased demand for our products;

•

injury to our reputation;

•

withdrawal of clinical trial participants;

•

costs of related litigation;

•

substantial monetary awards to patients and others;

•

increased cost of liability insurance;

•

loss of revenue; and

•

the inability to successfully commercialize our products.

Risks Associated with our Common Stock

1.   There is only a limited trading market for our common stock and if an active market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently only a limited trading market for our common stock and such a market may not develop or be sustained.  If an active public market for our common stock does not develop, then shareholders may not be able to resell the common shares that they have purchased and may lose all of their investment.

If we establish an active trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of exploration stage companies, which may affect the market price of our common stock in a materially adverse manner.

2.   We do not expect to pay dividends in the foreseeable future.

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

3.   We may in the future issue additional common shares that would reduce a shareholder’s ownership interest in our company and which may dilute their share value.

Our Articles of Incorporation authorizes the issuance of 1,000,000,000 common shares, par value $0.001 per common share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

4.   Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations that may limit a stockholder’s ability to buy and sell our stock.

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

5.   FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.   Properties

Our headquarters are located at 2011 Ken Pratt Boulevard, Suite 210, Longmont, CO 80501.  Our telephone number is (303) 532-1322.  This space consists of 1,200 square feet and is subleased through an affiliate at a monthly rental rate of $2,500.  We believe that this location will meet our requirements for the foreseeable future.

Item 3.   Legal Proceedings

We know of no material, existing or pending legal proceedings against the registrant, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board from December 28, 2010 to March 6, 2014 under the symbol “MKIT”.  On March 7, 2014, the symbol was changed to “MJMD”.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
February 28, 2014	$0.34	$0.34
November 30, 2013	$0.51	$0.29
August 31, 2013*	$0.29	$0.29
May 31, 2012*	$0.29	$0.29
February 28 2013*	$0.29	$0.29
November 30, 2012*	$0.29	$0.29
August 31, 2012*	$0.31	$0.29
May 31, 2012*	$0.31	$0.29

*The stock prices have been adjusted to retroactively reflect the 10 for 1 forward split effective August 7, 2013.

As of June 13, 2014, there were approximately 804 holders of record of our common stock. As of such date, 89,525,000 common shares were issued and outstanding.  This assumes the cancellation of the 5,000,000 common shares issued to Ron Lusk currently in process.

Our common shares are issued in registered form.  ClearTrust LLC 16540 Pointe Village Drive, Suite 206, Lutz, Florida 33558 (Telephone: 813. 235-4490) is the registrar and transfer agent for our common shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended February 28, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended February 28, 2014.

Equity Compensation Plan Information

On June 9, 2014, the board of directors approved the registrant’s 2014 Stock Awards Plan.  Up to 10,000,000 common shares may be issued under the Plan.  On June 9, 2014, the board of directors approved the issuance of options to purchase 5,000,000 common shares to Ron Lusk, an officer and director at the option exercise price of $.34 per common share with an effective date of February 27, 2013, the date the board of directors authorized the issuance of 5,000,000 common shares to Mr. Lusk.  Said common share issuance was subsequently unwound and the common shares are in the process of being cancelled.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended February 28, 2014.

Item 6.   Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended February 28, 2014 and February 28, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 4 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

On September 18, 2013, we issued a convertible note to Exchequer Finance Inc. in consideration of a loan of $35,015.  The note is unsecured and bears interest at the rate of 10% per annum.  The principal amount of the loan together with accrued interest is payable in full by September 18, 2015.  The any portion of the amount payable pursuant to the note is convertible into shares of our common stock at a conversion price equal to 75% of the average closing price of our common stock during the 10 trading days immediately preceding the conversion date.    On February 6, 2014, Exchequer Finance Inc. waived its rights under this note and all other notes issued and outstanding prior to February 6, 2014.

Personnel Plan

As operations require, we may make material changes in the number of employees over the next 12 month period.  Additionally we have entered into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Working Capital

	February 28, 2013 $	February 28, 2014 $
Current Assets	$41,918	$$6,104
Current Liabilities	$543,019	$$10,016
Working Capital (Deficit)	$(501,101)	$(4,332)

Cash Flows

		Year ended February 28, 2013 $		Year ended February 28, 2014 $
Cash Flows from (used in) Operating Activities		$(63,487)		$(63,765)
Cash Flows from (used in) Investing Activities	$	Nil	$	Nil
Cash Flows from (used in) Financing Activities		$65,000		$68,165
Net Increase (decrease) in Cash During Period		$1,513		$4,400

Operating Revenues

During the year ended February 28, 2014, we recorded oil and gas production revenue of $nil compared with $7,710 for the year ended February 28, 2013.  The decrease is due to the registrant forfeiting the revenue from the Noble County property until 500% of the registrant’s proportionate share of the total expenses for the stimulation project have been recovered.

Operating Expenses and Net Loss

Operating expenses for the year ended February 28, 2014 was $643,972 compared with $130,701 for the year ended February 28, 2013.  The increase of $513,271 is attributed to an increase of general and administrative expenses totaling $583,898.  Included in the fiscal year 2014 general and administrative expenses is approximately $551,000 of non-cash expenses associated with the issuance of stock options to the registrant’s chief executive officer.  Furthermore, the registrant incurred decreases in expenses depreciation, depletion and amortization of $339, , impairment of oil and gas properties of $20,219, lease operating expense of $3,007, partially offset by increased professional fees for legal, accounting and audit expenses of  a decrease in professional fees for legal, accounting, and audit costs of $14,762, and increased accretion expense of $149.

Overall, net loss for the year ended February 28, 2014 was $54,647 or $Nil loss per share compared with a net loss of $331,101 and a loss per share of $Nil for the year ended February 28, 2013.  For the year ended February 28, 2013, net loss per share has been recalculated for the fiscal year 2014 presentation reflecting the weighted average shares outstanding after the registrant’s 10:1 stock split on August 7, 2013.

Liquidity and Capital Resources

At February 28, 2014, the registrant had a cash balance of $6,104 compared with $1,704 at February 28, 2013.  The increase in cash was attributed to an increase in convertible debt proceeds, partially offset by expenses discussed above.  The total asset balance as at February 28, 2014 was $6,104 compared to $41,918 at February 28, 2013.  The decrease in total assets was attributed to the other receivable related to the sale of the registrant’s 1% working interest in the Premier property during fiscal year 2013.

At February 28, 2014, the registrant had total liabilities of $10,436 compared with $543,266 at February 28, 2013.  The decrease in total liabilities was attributed to decreased amounts due to related parties of $58,150, convertible debentures of $215,000 and derivative liability of $227,507, and decreased accounts payable of $32,648.  The decreased notes payable, convertible debentures and derivative liabilities is due to reductions in liability from the waivers received from each of the parties under these instruments.  The registrant has recorded a gain of $384,013 and $227,507, on the settlement of debt and derivative liabilities, respectively.

Cash flow from Operating Activities.  During the year ended February 28, 2014, registrant incurred $63,765 used in cash for operating activities compared to the use of $63,765 used in cash for operating activities during the year ended February 28, 2013. The decrease in cash used for operating activities was attributed to an increase in amounts due to related parties.

Cash flow from Investing Activities.  During the year ended February 28, 2014, the registrant incurred $Nil for investing.   During the year ended February 28, 2013, the registrant incurred $Nil for investing activities.

Cash flow from Financing Activities.  During the year ended February 28, 2014, the registrant received a net amount of $68,165 from financing activities related to $35,015 proceeds from notes payable from a non-related party, and net proceeds of $33,150 from a related party $33,150.  Both notes payable are unsecured, non-interest bearing and due on demand.  During the year ended February 28, 2013, the registrant received proceeds of $65,000 of cash from notes payable from a non-related party which is unsecured, non-interest bearing, and due on demand.

Going Concern

We have not attained profitable operations and are dependent upon the commencement of the sale of our products and obtaining financing to increase the production and development of our products.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Use of Estimates. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The registrant regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances.  The registrant bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the registrant may differ materially and adversely from the registrant’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Stock-based Compensation.   The registrant records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505-50 - Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Revenue Recognition.   The Registrant recognizes revenue in accordance with SEC Staff Accounting Bulletin Topic 13 when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collection is probable. The Registrant assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a fee is based upon a variable such as acceptance by the customer, the Registrant accounts for the fee as not being fixed and determinable. In these cases, the Registrant defers revenue and recognizes it when it becomes due and payable. Up-front engagement fees are recorded as deferred revenue and amortized to income on a straight-line basis over the term of the agreement, although the fee is due and payable at the time the agreement is signed or upon annual renewal. Payments related to substantive, performance-based milestones in an agreement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreement when they represent the culmination of the earnings process.

The Registrant assesses the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If the Registrant determines that collection of a fee is not reasonably assured, revenue is deferred until the time collection becomes reasonably assured. Significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

From inception to February 28, 2014, revenues associated with the sale of oil is accounted for using the sales method, whereby revenue is recognized by the operator of the mineral properties for oil sold to purchasers with the registrant recognizing the portion of its share of the revenues.

Recent Accounting Pronouncements

The recent accounting pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the registrant does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

MEDIJANE HOLDINGS, INC.

(A Development Stage Company)

Financial Statements

For the Year Ended February 28, 2014

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MediJane Holdings Inc.

We have audited the accompanying balance sheet of MediJane Holdings Inc. as of February 28, 2014, and the related statement of operations, stockholders’ deficiency, and cash flows from Inception April 21, 2009 through February 28, 2014 and the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MediJane Holdings Inc. as of  February 28, 2014 and from Inception April 21, 2009 through February 28, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

June 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ Goldman Accounting Services CPA, PLLC

Goldman Accounting Services CPA, PLLC

Suffern, NY

June 11, 2013

MEDIJANE HOLDINGS, INC.

(A Development Stage Company)

Balance Sheets

	February 28, 2014 $	February 28, 2013 $

ASSETS

Cash	6,104	1,704
Accounts receivable	-	214
Other receivable – sale of oil and gas working interest	-	40,000

Total Current Assets	6,104	41,918

Oil and gas properties, proved net of accumulated depletion, depreciation and impairment of $32,670 and $61,746, respectively	–	–

Total Assets	6,104	41,918

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	10,016	42,362
Due to related parties	-	58,150
Convertible debenture	-	215,000
Derivative liability	-	227,507

Current Liabilities	10,016	543,019

Asset retirement obligation	420	247

Total Liabilities	10,436	543,266

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 1,000,000,000 common shares, par value of $0.001 per share Issued and outstanding: 63,000,000 and 78,000,000 common shares, respectively

	63,000	78,000

Additional paid-in capital	599,920	33,357

Accumulated deficit during the development stage	(667,252)	(612,705)

Total Stockholders’ Deficit	(4,332)	(501,348)

Total Liabilities and Stockholders’ Deficit	6,104	41,918

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, Inc.

(A Development Stage Company)

Statements of Operations

	For the year ended February 28, 2014 $	For the year ended February 28, 2013 $	Accumulated from April 21, 2009 (Date of Inception) to February 28, 2014 (Unaudited) $

Revenues	-	7,710	12,027

Operating expenses

Accretion expense	173	24	286
Depreciation, depletion, and amortization	-	339	1,059
General and administrative	583,898	61,973	780,169
Impairment of oil & gas properties	-	20,219	81,245
Lease operating expenses	-	3,007	3,864
Professional fees	59,901	45,139	181,114

Total operating expenses	643,972	130,701	1,047,137

Loss before other expenses	(643,972)	(122,991)	(1,035,710)

Other income (expense)

Gain on sale of oil and gas working interest	-	40,000	40,000
Interest expense	(22,095)	(20,603)	(55,555)
Gain on settlement of debt	292,612	-	292,612
Gain on settlement of debt, related party	91,401	-	91,401
Change in fair value of derivative liability	227,507	(12,160)	215,347
Loss on debt modification	-	(215,347)	(215,347)

Total other expense	589,425	(208,110)	368,458

Net loss	(54,547)	(331,101)	(667,252)

Net loss per share – basic and diluted	($0.00)	(0.00)

Weighted average shares outstanding – basic and diluted (restated for forward stock split of 10 for 1)	70,150,685	78,000,000

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC,.

(A Development Stage Company)

Statements of Changes in Stockholders’ Deficiency

From April 21, 2009 (Date of Inception) to February 28, 2014

					Accumulated
	Common Stock		Stock	Additional	deficit during the
	Shares	Par value	subscriptions receivable	paid-in capital	development stage	Total
	#	$	$	$	$	$

Balance – April 21, 2009 (Date of Inception)	–	–	–	–	–	–

Issuance of shares for $0.01 per share	1,500,000	1,500	12,500	1,000	–	15,000

Net loss for the period	–	–	–	–	(2,613)	(2,613)

Balance – February 28, 2010	1,500,000	1,500	12,500	1,000	(2,613)	12,387

Proceeds from share subscriptions	–	–	(12,500)	12,500	–	–

Issuance of shares for $0.01 per share	3,300,000	3,300	–	29,700	–	33,000

Net loss for the year	–	–	–	–	(50,382)	(50,382)

Balance – February 28, 2011	4,800,000	4,800	–	43,200	(52,995)	(4,995)

Shares issued for services	3,000,000	3,000	–	27,000	–	30,000

Forgiveness of related party debt	–	–	–	20,500	–	20,500

Imputed interest expense	–	–	–	12,857	–	12,857

Net loss for the year	–	–	–	–	(228,609)	(228,609)

Balance – February 29, 2012	7,800,000	7,800	–	103,557	(281,604)	(170,247)

Net loss for the year	–	–	–	–	(331,101)	(331,101)

Balance – February 28, 2013	7,800,000	7,800	–	103,557	(612,705)	(501,348)

Adjustment for stock split	70,200,000	70,200		(70,200)		-
Cancellation of shares issued to consultant	(15,000,000)	(15,000)		15,000		-
Stock option compensation expense				551,563		551,563
Net loss for year					(54,547)	(54,547)
Balance – February 28, 2014	63,000,000	63,000	–	599,920	(667,252)	(4,332)

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the year ended February 28, 2014 $	For the year ended February 28, 2013 $	Accumulated from April 21, 2009 (Date of Inception) February 28, 2014 (Unaudited) $
Operating Activities
Net loss	(54,547)	(331,101)	(667,252)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	173	24	286
Non-cash stock option compensation	551,563	-	551,563
Gain on release of debt	(384,012)	-	(384,012)
Non-cash gain on derivative liability	(253,410)	-	(253,410)
Change in fair value of derivative liability	25,903	12,160	38,063
Depreciation, depletion, and amortization	-	339	1,059
Impairment of oil & gas properties	-	20,219	81,245
Imputed interest	–	-	12,857
Loss on debt modification	-	215,347	215,347
Shares issued for management bonuses	-	-	30,000

Changes in operating assets and liabilities:
Accounts receivable	214	1,950	-
Other receivable – sale of oil and gas working interest	40,000	(40,000)	-
Prepaid expense and deposits	-	-	-
Accounts payable	(10,351)	7,925	10,016
Due to related parties	-	49,650	(49,650)
Net Cash Used In Operating Activities	(63,765)	(63,487)	(271,891)

Investing Activities
Purchase of oil and gas property	–	–	(49,500)
Net Cash Used In Investing Activities	–	–	(49,500)

Financing Activities
Proceeds from issuance of common shares	–	–	48,000
Proceeds from notes payable	35,015	65,000	217,345
Proceeds from a related party	38,150	–	87,150
Repayments to a related party	(5,000)	–	(25,000)
Net Cash Provided By Financing Activities	68,165	65,000	327,495

Increase (Decrease) in Cash	4,400	1,513	6,104

Cash – Beginning of Period	1,704	191	–

Cash – End of Period	6,104	1,704	6,104

Non-cash investing and financing activities
Asset retirement obligation – change in estimate	-	1,036	1,036
Oil and gas property acquired with note payable	–	–	32,670
Related party debt forgiven	91,300	–	118,500
Asset retirement obligation assumed on oil and gas properties	–	–	1,170

Supplemental disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC.

(A Development Stage Company)

Notes to the Financial Statements

1.  Nature of Operations and Continuance of Business

The company was incorporated in the State of Nevada on April 21, 2009 under the name Mokita Exploration, Ltd. (the “Company”).  On February 27, 2014, there was a change of control of the Company.  On February 28, 2014, our board of directors and a majority of holders of the Company’s voting securities approved a change of name of the registrant to MediJane Holdings Inc.  A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on March 4, 2014.  A Certificate of Correction was subsequently filed with the Nevada Secretary of State on March 6, 2014 to correct a spelling error in the registrant’s new name.  These amendments have been reviewed by FINRA and were approved for filing with an effective date of March 10, 2014.  The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on March 10, 2014 under our new ticker symbol "MJMD".

The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal operations were to provide credit card payment systems.  On February 27, 2014, after the change of control, the Company became a medical delivery systems company with a pharmaceutical approach to cannabinoid treatment of various illnesses.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at February 28, 2014, the Company has a working capital deficit of $4,332 and an accumulated deficit of $667,252. The Company’s total operating expenditure plan for the following twelve months will require significant cash resources to meet the goals of its business plan.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Summary of Significant Accounting Policies

Basis of Presentation - The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is February 28.

Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Cash and cash equivalents - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at February 28, 2014 and February 29, 2013, the Company did not hold any cash equivalents.

Basic and Diluted Net Loss per Share - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at February 28, 2014 and 2013, the Company had Nil and 152,786 potentially dilutive shares outstanding, respectively.

Financial Instruments - Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at February 28, 2014 as follows:

Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, February 28, 2013 $	Total Gains and (Losses) $

Derivative liability	–	–	-	-	-

Derivative Financial Instruments - The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

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

Comprehensive Loss - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2014 and February 28, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Oil and Gas Properties – The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. Refer to Note 3 – Oil and Gas Properties for estimates recorded relating to the oil and gas properties.

Asset Retirement Obligations - The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at February 28, 2013, the Company recorded asset retirement obligations of $247. During the years ended February 28, 2014 and 2013, the Company recorded an accretion expense of $173 and $24, respectively, and decreased the estimated asset retirement obligation by $1,209 and $1,036, respectively.

Stock-based Compensation - The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505-50 - Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

We account for share-based payments granted to non-employees in accordance with ASC Topic 505, “Equity Based Payments to Non-Employees.” The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year:

Risk-Free Interest Rate. We utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.

Expected Volatility. We calculate the expected volatility based on a volatility index of peer companies as we did not have sufficient historical market information to estimate the volatility of our own stock.

Dividend Yield. We have not declared a dividend on its common stock since its inception and have no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

Expected Term. The expected term of options granted represents the period of time that options are expected to be outstanding.  We estimated the expected term of stock options by using the simplified method.  For warrants, the expected term represents the actual term of the warrant.

Forfeitures. Estimates of option forfeitures are based on our experience. We will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

Revenue Recognition – The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin Topic 13 when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collection is probable. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a fee is based upon a variable such as acceptance by the customer, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company defers revenue and recognizes it when it becomes due and payable. Up-front engagement fees are recorded as deferred revenue and amortized to income on a straight-line basis over the term of the agreement, although the fee is due and payable at the time the agreement is signed or upon annual renewal. Payments related to substantive, performance-based milestones in an agreement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreement when they represent the culmination of the earnings process.

The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If the Company determines that collection of a fee is not reasonably assured, revenue is deferred until the time collection becomes reasonably assured. Significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

From inception to February 28, 2014, revenues associated with the sale of oil is accounted for using the sales method, whereby revenue is recognized by the operator of the mineral properties for oil sold to purchasers with the Company recognizing the portion of its share of the revenues.

Shipping and Handling costs— shipping and handling costs are included in cost of sales in the Statements of Operations.

Recent Accounting Pronouncements - The recent accounting pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

Reclassifications - Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders equity.

3.  Oil and Gas Properties

   a. Capitalized Costs

	Noble County, Oklahoma $	Stephens County, Oklahoma $

Capitalized costs, February 28, 2011	–	–

Acquisition costs	32,670	49,500
Other costs	1,170	–
Depreciation, depletion, and amortization	(720)	–
Impairment	(11,526)	(49,500)

Capitalized costs, February 29, 2012	21,594	–

Revision to asset retirement cost	(1,036)	–
Depreciation, depletion, and amortization	(339)	–
Impairment	(20,219)	–

Capitalized costs, February 28, 2013	–	–
Capitalized costs, February 28, 2014	–	–

i. On May 12, 2011, the Company entered into a participation agreement to acquire a 6% working interest in oil and gas properties located in Noble County, Oklahoma for $32,670.

ii. On May 31, 2011, the Company entered into a participation agreement to acquire a 1% working interest in oil and gas properties located in Stephens County, Oklahoma for $49,500.

   b. Sale of Working Interest

On February 1, 2013, the Company entered into a Letter of Intent with a third party for the sale of its 1% working interest in the oil and gas properties located in Stephens County, Oklahoma for proceeds of $40,000. The sale of Company’s working interest resulted in a gain of $40,000 for the year ended February 28, 2013.

   c. Non-Consent Penalty Charges and Impairment Charge

On September 14, 2012, the Company was deemed a non-consenting investor, pursuant to the Operators Agreement, in a proposal to stimulate the Noble County property to increase production. As a result, and per the operating agreement with the property operator, the Company will lose its revenue for the Noble County property for a period of time sufficient to recover 500% of the Company’s invoiced proportionate share of the total expenses for the stimulation project. Revenues earned from this property were approximately $1,000 for the year ended February 28, 2013. The proportionate expenses for the stimulation project that were charged to the Company by the Operator were approximately $6,000 for the year ended February 28, 2013. Therefore, approximately $30,000 of future revenue from this project will be paid to the other investors in this project who have consented to the stimulation project and who paid their allocable share of the approximate $6,000 of expenses that was charged to the Company, but which the Company elected not to pay, before the Company can earn future revenue from its interest in this property. This elective non-consent by the Company and 500% penalty charged pursuant to the Operators Agreement results in a full impairment of this property to be recorded at February 28, 2013.  At February 28, 2014, there has been no change to the status.

4.  Accounts Payable and Accrued Liabilities

	2014 $	2013 $

Trade accounts payable	9,713	4,009

Accrued liabilities	302	17,750

Accrued interest payable	-	20,603

Total accounts payable and accrued liabilities	10,016	42,362

5.  Convertible Debenture

As at February 28, 2013, the Company owed $215,000 to a non-related party for an outstanding note payable. Included in this amount is $32,670 which was paid by the note holder for the acquisition of oil and gas properties.  The amount owing is unsecured, bears interest at 10%, and due on demand.  On March 15, 2012, the Company amended the terms of the note payable to be convertible at a rate of 75% of the weighted average closing price for the ten trading days immediately preceding the conversion date. During the year ended February 28, 2013, the Company recorded a loss on the debt modification of $215,347.  On September 28, 2013, the Company entered into an additional Convertible Debenture with the same related party for $35,015.  The note is unsecured and bears interest at the rate of 10% per annum.  The principal amount of the loan together with accrued interest is payable in full by September 18, 2015.  The any portion of the amount payable pursuant to the note is convertible into shares of our common stock at a conversion price equal to 75% of the average closing price of our common stock during the 10 trading days immediately preceding the conversion date.

On February 6, 2014, the note holder waived the Company’s obligation related to the convertible debentures.  During the year ended February 28, 2013, the Company recorded a gain of $292,612 representing principal of $250,015 and accrued interest of $42,597 related to the waiver of the Company’s obligation under the convertible debentures. The Company has no further obligation under these convertible debentures.

6.  Derivative Liability

The conversion option of the convertible debenture disclosed in Note 5 is required to record a derivative at its estimated fair value on each balance sheet date with changes in fair value reflected in the statement of operations.

During the year ended February 28, 2013, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $12,160 and as of February 28, 2013, the fair value of the conversion option derivative liability was $227,507.

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

As discussed in Note 5, the note holders waived the Company’s obligation under the convertible debentures associated derivative financial liability.  For the year ended February 28, 2014, the company has recorded a net gain in the amount of $227,507 related to adjustments in the derivative liability during the year ended February 28, 2014 including the write down the derivative liability due to the cancelation and waiver of the convertible debentures.

7.  Related Party Transactions

Irma Colon-Alfonso - At February 28, 2013, the Company owed $58,150 to Irma Colon-Alfonso, the then President and CEO of the Company, for the funding of general operations and management fees. The amount owing is unsecured, non-interest bearing, and due on demand.  Between March 2013 and February 2014, an additional $33,250 was loaned to the Company under the same terms.  On February 6, 2014, Ms. Colon resigned and waived the company’s obligations under the loans.  During the year ended February 28, 2014, the Company recorded a gain of $91,401 related to the release of the Company’s obligations under these loans.

8.  Income Taxes

The Company has $237,801 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2031.

The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended February 28, 2014 and February 29, 2013 as a result of the following:

	February 28, 2014 $	February 28, 2013 $

Net loss before taxes	(54,547)	(331,101)
Statutory rate	34%	34%

Computed expected tax recovery	18,546	112,574
Permanent differences and other	59,784	(77,000)
Change in valuation allowance	(78,330)	(35,574)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at February 28, 2014 and February 29, 2013 after applying enacted corporate income tax rates are as follows:

	February 28, 2014 $	February 28, 2013 $

Net operating losses carried forward	309,060	119,783
Oil and gas properties	-	11,506
Valuation allowance	(309,060)	(131,289)

Net deferred tax asset	–	–

The Company has no uncertain tax positions, or interest owing as at February 28, 2014.

9.  Common Stock

The company has authorized 1,000,000,000 shares of its common stock, $0.001 par value.  On February 28, 2013, there were 78,000,000 shares of common stock issued and outstanding.  Effective August 23, 2013, the company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 10 new for 1 old basis and, consequently, an increase to our authorized share capital from 100,000,000 to 1,000,000,000 common shares, with a par value of $0.001 per share.

On February 27, 2014, the Company issued 5,000,000 shares to its Chief Executive Officer, who agreed to retire the 5,000,000 common shares and return them to the unissued, authorized common shares of the Company in exchange for a stock option described below.

On August 22, 2013, a shareholder of the Company voluntarily cancelled 15,000,000 common shares.

The Company had issued and outstanding 63,000,000 shares of its common stock on February 28, 2014.

10.  Common Stock Options

Effective February 27, 2014, the Company’s CEO was granted incentive stock options to purchase 5,000,000 common shares of the registrant at $0.34 per common share valued at $551,363.   Immediately upon the grant of the option, options to purchase 2,500,000 common shares vested.  The option to purchase the remaining 2,500,000 common shares shall vest in equal amounts over the next three years ending February 27, 2017.

The following table describes stock options outstanding and exercisable at February 28, 2014:

Options Outstanding and Exercisable
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Price	Life	Number	Price	Life

$0.34	5,000,000	$ 0.34	5	2,500,000	$0.34	5
	5,000,000			2,500,000

11.  Subsequent Events

Effective March 1, 2014, the Company entered into a Sublease Agreement with Kronos International Investments, Ltd for a four (4) year term.  The monthly sublease rent is $2,500 per month.

On March 14, 2014, the Company entered into a License Agreement with Phoenix BioPharmaceuticals Corporation (“Phoenix Bio Pharm”) where Phoenix Bio Pharm has granted exclusive rights to the Company for North America to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm for certain medical cannabinoid products and delivery systems for the treatment and management of illnesses.  In consideration of the acquired license, the Company issued 26,000,000 shares of common stock to Phoenix Bio Pharm.

Between March 31, 2014 and June 12, 2014, the Company sold 325,000 shares of its restricted common stock to accredited investors for consideration for proceeds of $300,600.  The shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  The Company intends to use the funds for working capital.

On May 13, 2014, the Company entered into a distribution agreement with GoKush.com (www.gokush.com) that is part of a not-for-profit California Cooperative Corporation that is dedicated to providing safe and legal access to medical marijuana for patients throughout California.  Pursuant to the Agreement, amongst other things, the Company has agreed to issue GoKush 200,000 shares of the Company’s restricted common stock and GoKush agreed to become the online ordering platform for the ordering and re-stock of the Company’s products in California.

Effective June 4, 2014, the Board of Directors adopted the 2014 Stock Awards Plan (the “Plan”) under which the Company is authorized to grant employees, directors, and consultants (“Participant”) incentive and non-qualified stock options.  Pursuant to the Plan the Company is authorized to grant an aggregate of 10,000,000 stock options to purchase common stock of the Company.  The stock option price and vesting terms are determined by the Board of Directors or Compensation Committee (the “Committee”), and evidenced by a stock option agreement extended to the Participant.  The options granted generally terminate five years from the date of issuance.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 21, 2014, Goldman Accounting Services CPA, PLLC, the independent registered principal accountants of the registrant resigned.   The registrant’s board of directors participated in and approved the decision to change independent registered public accounting firms pursuant to this resignation.

During the period from May 28, 2013, the date of engagement, to May 21, 2014, the date of resignation, there were no disagreements with Goldman Accounting Services CPA, PLLC, which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Goldman Accounting Services CPA, PLLC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  The reports of Goldman Accounting Services CPA, PLLC regarding the registrant’s balance sheets as of February 28, 2013 and February 29, 2012 and the statements of operations, stockholders' deficit and cash flows for the years then ended did not provide an adverse opinion or disclaimer of opinion to our financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles.  The reports of Goldman Accounting Services CPA, PLLC however stated that there is substantial doubt about the registrant’s ability to continue as a going concern. Further there were no other reportable events, as contemplated by Item 304(a)(1)(v) of Regulation S-K, during the two most recent fiscal years and the interim period up to the date of termination.

We provided Goldman Accounting Services CPA, PLLC, with a copy of this disclosure before its filing with the SEC.  We requested that Goldman Accounting Services CPA, PLLC, provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements.  The letter of Goldman Accounting Services CPA, PLLC, is incorporated into this report as Exhibit 16.1.

On May 22, 2014, our board of directors approved and authorized the engagement of DKM Certified Public Accountants as our independent public accountants.

Prior to engaging DKM Certified Public Accountants on May 22, 2014, DKM Certified Public Accountants did not provide the registrant with either written or oral advice that was an important factor considered by registrant in reaching a decision to change our independent registered public accounting firm from Goldman Accounting Services CPA, PLLC to DKM Certified Public Accountants.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).   The registrant’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), the registrant conducted an evaluation of the effectiveness of the registrant’s internal control over financial reporting as of February 28, 2014 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.   In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2013, the registrant determined that there were control deficiencies that constituted material weaknesses, as described below.

1.  We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the registrant’s financial statement. Currently the board of directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.  We did not maintain appropriate cash controls – As of February 28, 2014, the registrant has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the registrant’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the registrant had limited transactions in their bank accounts.

3.  We did not implement appropriate information technology controls – As at February 28, 2014, the registrant retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the registrant’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.  We did not have any internal personnel who have knowledge of United States Generally Accepted Accounting Principles.  However, we have hired an outsourced accounting firm to ensure transactions are recorded in accordance with generally accepted accounting principles.

Accordingly, the registrant concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the registrant’s internal controls.

As a result of the material weaknesses described above, management has concluded that the registrant did not maintain effective internal control over financial reporting as of February 28, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to rules of the SEC that permit the registrant to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in the registrant’s Internal Control over Financial Reporting

Once the registrant is engaged in a business of merit and has sufficient personnel available, then our board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.

Our board of directors will nominate an audit committee or a financial expert on our board of directors in fiscal 2014.

2.

We will appoint additional personnel to assist with the preparation of the registrant’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of the registrant hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the registrant are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the registrant	Age	Date First Elected or Appointed
Ronald Lusk	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	57	February 27, 2014
Dr. Joseph Cohen	Chief Medical Officer, Director	67	April 16, 2014
Lewis “Spike” Humer	Director	55	April 25, 2014
Russell Stone	Chief Operating Officer	40	May 12, 2014

The board of directors has no nominating, audit or compensation committee at this time.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the registrant, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ronald Lusk – President, Chief Executive Officer and Director.   Since 1997, Mr. Lusk, age 57, has worked as a self-employed consultant providing services in the commercial real estate development industry. From 1982 to 1986, Mr. Lusk worked as a vice president of regional sales managing over 60 sales representatives at Xerox Corporation Ltd., a technology and business solutions company.

Mr. Lusk currently sits on the board of directors of the following companies: Resort Partner International, Elysium worldwide and HL Development LLC.

Mr. Lusk graduated from the University of Redland in 1981 with a degree in BS Political Science. In 2009, Mr. Lusk was awarded the Commercial Development Award in Bend, Oregon. Mr. Lusk’s diverse qualifications include strategic planning, project development, finance and sales. His extensive career provides us with his operational knowledge and experience.

Dr. Joseph Cohen – Chief Medical Officer and Director.   On April 16, 2014, Dr. Joseph Cohen was appointed chief medical officer and a director of the registrant to serve until the registrant’s next annual meeting.  From 2009 to the present, Dr. Cohen has been in private practice in Boulder Colorado where he has integrated medical marijuana into his holistic, functional medicine practice.  He is currently a member of The Institute for Functional Medicine, and is medical director for the Natural Plant Initiative for Cancer Research and for Journey 2 Life Wellness.  In addition, Dr. Cohen currently holds the position of Chief Medical Advisor for a medical marijuana company in Connecticut.  Dr. Cohen received his Doctor of Osteopathy degree in 1979 after completing his residency in obstetrics and gynecology at Bridgeport Hospital in affiliation with Yale University School of Medicine in 1983.

Russell G. Stone – Chief Operating Officer.  On May 12, 2014, Russell G. Stone was appointed as the registrant’s chief operating officer.  From June 2011 to August 2013, Mr. Stone was president of Finiti Branding Group, LLC ("FBG") a company that he co-founded.   FBG was a privately held company established to take advantage of the rapidly growing electronic cigarette industry.  In addition to being president of FBG, Mr. Stone held numerous positions at FBG, such as vice president of FBG’s supply chain and vice president of business insight management.  Mr. Stone held these positions until FBG was acquired by Victory Electronic Cigarettes in February 2014.

 Since 2002, Mr. Stone has been a managing member and principal of Stone Financial Group, LLC, Jo-Bar Enterprises, LLC, and Stone Brothers Capital LLC. Those entities are in the businesses of participating in a diversified array of investment offerings that include, but are not limited to, lending, hospitality, real estate, medical, technology, and the secondary life insurance market. Mr. Stone's responsibilities within the companies include investor and broker relations, portfolio analysis, and management

Lewis “Spike” Humer – Director.   On April 25, 2014, Lewis “Spike” Humer was appointed as a director of the registrant and appointed Chairman of the Board to serve until the registrant’s next annual meeting.  From 2004 to the present, Mr. Humer has provided services as an independent keynote speaker, professional trainer, organizational consultant, seminar leader and program facilitator.   Since February 2014, Mr. Humer has served as an officer and director of Phoenix Pharms Capital Corporation, an entity engaged in providing capital and bridge financing to cannabinoid related project developers, in the areas of real estate acquisition, construction of production facilities, retail outlets and clinics, technological development, research, and operating of health and wellness centers.   Since late April 2014, Mr. Humer has served as a director of Phoenix Pharms Inc., a holding company and Phoenix Bio Pharmaceuticals Corporation, an entity engaged in the treatment of illnesses within the bio pharmaceutical and medical marijuana industry.

Identification of Significant Employees

We have no significant employees, other than Ronald Lusk, our president, chief executive officer, chief financial officer, secretary, treasurer and director and Russell G. Stone, our chief operating officer.

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

Item 11.  Executive Compensation

The particulars of the compensation paid to the following persons:

 (a)  principal executive officer;

 (b)  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended February 28, 2014 and February 28, 2013; and

(c)  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 28, 2014 and February 28, 2013, who we will collectively refer to as the named executive officers of the registrant, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Irma N. Colón-Alonso (1) FormerPresident, CEO, CFO, Secretary, Treasurer and Director	2014 2013	20,685 -	- -	- -	- -	- -	- -	- -	20,685 -
Ronald Lusk Current President, CEO, CFO, Treasurer and Director	2014 2013	- N/A	- N/A	- N/A	- $551,563	- N/A	- N/A	- N/A	- $551,363

 (1)  Irma N. Colón-Alonso resigned as an officer and director effective February 27, 2014.

Narrative Disclosure to Summary Compensation Table

Other than described below, there are no employment contracts, compensatory plans or arrangements, including payments to be received from the registrant with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the registrant, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the registrant.

    Lusk Option.  In consideration of Mr. Lusk acting as an officer of the registrant, we agreed to issue 5,000,000 common shares to Mr. Lusk.   Subsequently, the registrant and Mr. Lusk agreed to unwind the stock issuance.  Mr. Lusk agreed to retire the 5,000,000 common shares and return them to the unissued, authorized common shares of the registrant.  Effective February 27, 2014, Mr. Lusk was granted incentive stock options to purchase 5,000,000 common shares of the registrant at $.34 per common share valued at $551,363.   Immediately upon the grant of the option, options to purchase 2,500,000 common shares vested.  The option to purchase the remaining 2,500,000 common shares shall vest in equal amounts over the next three years.ending February 27, 2017.

   Lusk Employment Agreement.  Effective as of March 16, 2014, the registrant entered into an employment agreement with Ron Lusk, an officer and director of the registrant.  The term of the agreement is for five years.  Mr. Lusk shall receive a base salary of $108,000.  Commencing as of the third quarter of 2014 and each fiscal year thereafter during Mr, Lusk’s employment with the registrant, Mr. Lusk will be eligible to receive a discretionary annual performance bonus, with a target achievement of 100% of annual base salary. The amount of the annual bonus that shall be payable shall be based on the achievement of performance goals to be determined by the board of directors, in its sole discretion.  Mr. Lusk also receives an annual car allowance of $9,000.

(a)

Severance Pay Following a Change in Control.  In the event a Change in Control occurs and, within one (1) year thereafter, the employment of Lusk is terminated by the registrant for a reason other than for Cause (or by Lusk for Good Reason, then the registrant shall pay to Lusk a severance payment equal to his then current monthly salary multiplied by six.

Lusk agreed that after the Termination Date, but prior to payment of the severance pay and bonus called for by this paragraph, he shall execute a release, based on the registrant’s standard form severance agreement, of any and all claims he may have against the registrant and its officers, employees, directors, parents and affiliates.

(b) Severance Pay Absent a Change in Control.  In the event the employment of Lusk is terminated by the registrant for a reason other than for Cause, then the registrant shall continue to pay to Lusk,

(i) his regular base salary as in effect on Lusk's last day of employment (exclusive of bonus or any other compensation), for six months following the Termination Date, plus

(ii) at the end of such six months, the amount of Lusk’s target bonus as in effect on Lusk's last day of employment.  Unless the parties agree otherwise, the severance pay provided for in clause (i) above shall be paid in installments, in accordance with the registrant's regular payroll practices, and the severance pay set forth in (ii) above shall be paid within 30 days of the end of the fiscal year to which such amount relates.

(iii) After the first year, the amount of the severance pay shall be reduced by one month for each additional year Lusk is employed by the registrant.

(iv) Lusk shall not be eligible for any severance pay after the initial five-year term of this Agreement.

Lusk agreed that after the Termination Date, but prior to payment of the severance pay and bonus, if any, called for by this paragraph, he shall execute a release, based on the registrant's standard form severance agreement, of any and all claims he may have against the registrant and its officers, employees, directors, parents and affiliates.

Stock Option Plan

On June 9, 2014, the board of directors approved the 2014 Stock Awards Plan pursuant to which up to 10,000,000 common shares are authorized for issuance.

Stock Options/SAR Grants

Effective February 27, 2014, Mr. Lusk was granted incentive stock options to purchase 5,000,000 common shares of the registrant at $.34 per common share valued at $551,363.   Immediately upon the grant of the option, options to purchase 2,500,000 common shares vested.  The option to purchase the remaining 2,500,000 common shares shall vest in equal amounts over the next three years.ending February 27, 2017.

Outstanding Equity Awards at Fiscal Year End

The following table describes stock options outstanding and exercisable at February 28, 2014:

Options Outstanding and Exercisable
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Price	Life	Number	Price	Life

$0.34	5,000,000	$ 0.34	5	2,500,000	$0.34	5
	5,000,000			2,500,000

Option Exercises

During our fiscal year ended February 28, 2014 there were no options exercised by our named officers.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 13, 2014, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)

Ronald Lusk(3)

0  Common direct

0.00%

23111 Chisholm Trail

30,000,000 Common indirect

33.5%

Bend, OR 97702

Lewis “Spike” Humer(4)

0 Common direct

0.00%

2011 Ken Pratt Boulevard, Suite 210

26,000,000 Common indirect

   29.0%

Longmont, CO 80122

Russell G. Stone(5)

0 Common direct

0.00%

2011 Ken Pratt Boulevard, Suite 210

Longmont, CO 80122

Dr. Joseph Cohen(6)

0 Common direct

0.00%

5377 Manhattan Circle #204

Boulder, CO 80303

All Officers and Directors as

   a Group (4 persons)

56,000,000 Common indirect

   62.5%

5% or more shareholders

Caduceus Industries LLC(7)

30,000,000 Common direct

      33.5%

5377 Manhattan Circle #204

Boulder, CO 80303

Phoenix Bio Pharmaceuticals Corporation(8)

26,000,000 Common direct

      29.0%

2011 Ken Pratt Boulevard, Suite 210

Longmont, CO 80501

 (1)  The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

 (2)  Based on 89,525,000 issued and outstanding common shares as of June 13, 2014.

 (3)  Ronald Lusk is the registrant’s president, chief executive officer, chief financial officer, secretary, treasurer and a director.  On June 9, 2014, Mr. Lusk returned the previously 5,000,000 common shares issued to him to the unissued authorized common shares of the registrant.

 (4)  Lewis “Spike” Humer is a director of the registrant.

 (5)  Russell G. Stone is an officer of the registrant.

 (6)  Dr. Joseph Cohen is an officer and director of the registrant.

 (7)  Caduceus Industries LLC is controlled by Ronald Lusk, an officer and director of the registrant.

 (8)  Lewis “Spike” Humer, a director of the registrant, is also an officer and a director Phoenix Bio Pharmaceuticals Corporation.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended February 28, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Irma Colon-Alfonso - At February 28, 2013, the registrant owed $58,150 to Irma Colon-Alfonso, the then President and CEO of the registrant, for the funding of general operations and management fees. The amount owing is unsecured, non-interest bearing, and due on demand.  Between March 2013 and February 2014, an additional $33,250 was loaned to the registrant under the same terms.  On February 6, 2014, Ms. Colon resigned and waived the registrant’s obligations under the loans.  During the year ended February 28, 2014, the Company recorded a gain of $91,401 related to the release of the registrant’s obligations under these loans.

Director Independence

We currently have four directors. We have determined that our directors are not “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.  Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended February 28, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

		Year Ended February 28, 2013		Year Ended February 28, 2014
Audit fees		$17,500		$8,500
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
Total		$17,500		$8,500

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.3	Certificate of Amendment filed May 2, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.4	Certificate of Amendment filed July 20, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2011)
3.5*	Certificate of Amendment filed May 30, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on June 5, 2013)
(10)	Material Contracts
10.1	Form of Subscription Agreement (incorporated by reference to our Amended Registration statement on Form S-1/A filed on July 12, 2010)
10.2	Investor Relations Agreement between our company and LiveCall Investor Relations Company dated April 28, 2011 (incorporated by reference to our Annual Report on Form 10-K filed on June 14, 2011)
10.3	Participation Agreement between our company and Buckeye Exploration Company dated May 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 16, 2011)
10.4	Participation Agreement between our company and Premier Operating Company dated May 31, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2011)
10.5	Convertible Note between our company and Exchequer Finance Inc. dated March 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)
10.6	Stock Purchase Agreement (incorporated by reference to our Current Report on Form 8-K filed on March 6, 2014)
10.7	License Agreement with Phoenix Bio Pharmaceutical Corporation (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2014)
10.8	Agreement with GoKush(incorporated by reference to our Current Report on Form 8-K on May 20, 2014)

(16)	Letter Regarding Change in Certifying Accountant
16.1	Letter from M&K CPAS, PLLC to the Securities and Exchange Commission
16.2	Letter from Goldman Accounting Services CPA, PLLC
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data Files
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIJANE HOLDINGS INC.

/s/ Ronald Lusk

Dated June 13, 2014

Ronald Lusk

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Ronald Lusk

Dated June 13, 2014

 Ronald Lusk

President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/Lewis “Spike” Humer

           Dated June 13, 2014

Lewis “Spike” Humer

Director

/s/Russell G. Stone

Dated June 13, 2014

Russell G. Stone

Chief Operating Officer

/s/Joseph Cohen, M.D.

Dated June 13, 2014

Joseph Cohen, M.D.

Director