Form 10-Q
period 2014-05-31
MEDIJANE HOLDINGS INC.
filed 2014-07-21
CIK 1493212

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended May 31, 2014

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  - 333-167275

MediJane Holdings Inc.

 (Exact name of registrant as specified in its charter)

Nevada	46-0525378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2011 Ken Pratt Boulevard, Suite 300 Longmont, CO	80501
(Address of principal executive offices)	(Zip Code)

855-933-3499

 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock on July 21, 2014:   89,640,300.

MEDIJANE HOLDINGS INC.

FORM 10-Q

For the quarterly period ended May 31, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	18

SIGNATURES	19

Forward Looking Statements.

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Except as otherwise indicated by the context, references in this report to “we”, “us” “our” and “the Company” are references to MediJane Holdings, Inc.

Item 1.  Financial Statements (Unaudited)

MEDIJANE HOLDINGS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS	May 31, 2014	February 28, 2014
Cash	$ 3,431	$ 6,104
Prepaid Inventory	150,000	-
Prepaid Rent	2,500	-

Total Current Assets	155,931	6,104

License Agreement, net of amortization	13,000,000	-
Distribution Agreement, net of amortization	172,000	-
Security deposit	1,250	-

Total Assets	$ 13,329,181	$ 6,104

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 63,557	$ 10,016
Due to related parties	20,933	-

Total Current Liabilities	84,490	10,016

Asset retirement obligation	-	420

Total Liabilities	84,490	10,436

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 1,000,000,000 common shares, par value of $0.001 per share
Issued and outstanding: 63,000,000	63,000	63,000
Stock to be issued (26,540,300 shares and 0 shares, respectively)	13,472,925	-
Additional paid-in capital	599,920	599,920

Accumulated deficit during the development stage	(891,154)	(667,252)

Total Stockholders’ Equity (Deficit)	13,244,691	(4,332)

Total Liabilities and Stockholders’ Deficit	$ 13,329,181	$ 6,104

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	For the three months ended		Accumulated from April 21, 2009 (Date of Inception)
	May 31,		to
	2014	2013	May 31, 2014
			(Unaudited)
	$	$	$
Revenues	-	-	-

Operating expenses
Product development expense	15,000	-	15,000
Sales and marketing expenses	91,487	-	91,487
Operations expense	19,032	-	19,032
General and administrative	9,813	-	561,376
Professional fees	81,792	-	81,792
Lease operating expenses	7,500	-	7,500

Total operating expenses	224,624	-	776,187

Loss before other expenses	(224,624)	-	(776,187)

Other income (expense)

Gain (loss) on discontinued operations	722	(45,727)	(114,967)

Total other expense	722	(45,727)	(114,967)

Net loss	(223,902)	(45,727)	(891,154)

Basic and diluted loss per common share
Income (loss) from continuing operations	(0.00)	(0.00)
Income (loss) from discontinued operations	0.00	(0.00)
Basic and diluted loss per common share	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	63,000,000	78,000,000

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
			Accumulated from
			21-Apr-09
			(Date of Inception)
	For the three months ended		to
	May 31,		May 31, 2014
	2014	2013	(Unaudited)
	$	$	$

Operating Activities

Net loss	(223,902)	-	(891154)
Loss from discontinued operations	(722)	(45,427)	114,967

Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash stock option compensation	-	-	551,563
Non-cash gain (loss) from discontinued operations	-	15,715

Changes in operating assets and liabilities:

Accounts receivable	-	-	-
Prepaid expense and deposits	(153,750)	-	(153,750)
Accounts payable and accruals	53,541	-	63,557
Net changes in operating assets and liabilities - discontinued operations	-	39,326	-
Net Cash provided by(used for) operating activities - current operations	(324,833)		(314,817)
Net Cash provided by(used for) operating activities - discontinued operations	302	9,614	(3610)
Net Cash Flow from operating activities	(324531)		(318,427)
Investing Activities

Net Cash Used In Investing Activities - continuing operations	-	-	-
Net Cash Used In Investing Activities - discontinued operations	-	-	-

Financing Activities
Due to related parties	20,933	-	20,933
Proceeds from issuance of common shares	300,925	-	300,925
Net Cash Provided By Financing Activities - continuing operations	321,858	-	321,858
Net Cash Provided By Financing Activities - discontinued operations	-	-	-

Increase (Decrease) in Cash - continuing operations	(2,673)	-	-
Increase (Decrease) in Cash - discontinued operations	-	9,614	-

Cash – Beginning of Period - continuing operations	6,104	-	-
Cash – Beginning of Period - discontinued operations	-	1,704	-

Net Change in Cash	3,431	-	3,431
Cash – End of Period - discontinued operations	-	11,318	-

Supplemental disclosures
Interest paid	-	-	-
Income tax paid	-	-	-
Non-cash issuance of stock for license agreement, related party	13,000,000	-	-
Non-cash issuance of stock for distribution agreement	172,000	-	-

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

1.

Nature of Operations and Continuance of Business

The company was incorporated in the State of Nevada on April 21, 2009 under the name Mokita Exploration, Ltd. (the “Company”).  On February 27, 2014, there was a change of control of the Company.  On February 28, 2014, our board of directors and a majority of holders of the Company’s voting securities approved a change of name of the Company to MediJane Holdings Inc.  A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on March 4, 2014.  A Certificate of Correction was subsequently filed with the Nevada Secretary of State on March 6, 2014 to correct a spelling error in the Company’s new name.  These amendments have been reviewed by FINRA and were approved for filing with an effective date of March 10, 2014.  The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on March 10, 2014 under our new ticker symbol "MJMD".

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

Cash and cash equivalents - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At May 31, 2014 and February 28, 2014, the Company did not hold any cash equivalents.

Basic and Diluted Net Loss per Share - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  At May 31, 2014 and 2013, the Company had did not have potentially dilutive shares outstanding.

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

Comprehensive Loss - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2014 and 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

License Agreement -  Phoenix Bio Pharmaceuticals, Inc.

On March 14, 2014, the Company entered into a License Agreement with Phoenix Bio Pharmaceuticals Corporation (“Phoenix Bio Pharm”) where Phoenix Bio Pharm has granted exclusive rights to the Company for North America to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm for certain medical cannabinoid products and delivery systems for the treatment and management of illnesses.  The term of the License Agreement is Ten (10) years.  In consideration of the acquired license, the Company issued 26,000,000 shares of common stock to Phoenix Bio Pharm, valued at $13,000,000 based on a discounted cash flow model and the fair value of the assets acquired in the license agreement.  The Company will amortize the cost of the License Agreement over the ten year life beginning when sales of licensed products commence.  As of May 31, 2014, no amortization expense has been recorded related to this agreement.

4.

Distribution Agreement – Go Kush, Inc.

On May 13, 2014, the Company entered into a distribution agreement with GoKush.com (www.gokush.com) that is part of a not-for-profit California Cooperative Corporation that is dedicated to providing safe and legal access to medical marijuana for patients throughout California.  Pursuant to the Agreement, amongst other things, GoKush agreed to become the online ordering platform for the ordering and re-stock of the Company’s products in California for a ten (10) year term and the Company has issued GoKush 200,000 shares of the Company’s restricted common stock valued at $172,000.  The Company will amortize the cost of the Distribution Agreement over the ten year life when on-line sales of product commence.  As of May 31, 2014, no amortization expense has been recorded related to this agreement.

5.

MediHoldings, Inc.

On March 17, 2014, MediHoldings, Inc. (“MediHoldings”), a Colorado corporation, was formed as a wholly-owned subsidiary of the Company.

6.

Discontinued Operations

On March 1, 2014, the Company discontinued its prior operations as an oil and gas company and began its operations as a medical delivery systems company.  The statements for the quarter ended May 31, 2013, and inception to date have been adjusted to reflect the accounting treatment related to the discontinued operations.

7.

Accounts Payable and Accrued Liabilities

	May 31, 2014 $	February 28, 2014 $

Accounts payable and accrued liabilities	63,557	10,016

Due to related parties	20,933	-

Total accounts payable and accrued liabilities	84,490	10,016

8.

Related Party Transactions

Kronos International Investments Ltd. (“Kronos”)

Sublease Agreement - Effective March 1, 2014, the Company entered into a Sublease Agreement with Kronos International Investments, Ltd for a four (4) year term.  The monthly sublease rent is $2,500 per month.  During the three months ended May 31, 2014, the Company paid Kronos $7,500 in rent expense, prepaid $2,500 and paid security deposit of $1,250.

Advisory Services- Effective March 1, 2014, the Company engaged Kronos to provide Advisory Services for a monthly retainer fee of $10,000 per month.  The advisory services include and are not limited to accounting and corporate compliance, business development and strategic planning services, corporate advisory and operational oversight.   Between March 1, 2014 and May 31, 2014, expenses related to the Advisory Services totaled $30,000.

At May 31, 2014, the Company owes Kronos $6,250 accrued as related party expenses.

Phoenix Bio Pharmaceuticals, Inc. (“Phoenix Bio Pharm”)

License Agreement – On March 14, 2014, the Company entered into a License Agreement with Phoenix Bio Pharm where it has granted exclusive rights to the Company for North America to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm for certain medical cannabinoid products and delivery systems for the treatment and management of illnesses.  The term of the License Agreement is Ten (10) years.  In consideration of the acquired license, the Company issued 26,000,000 shares of common stock to Phoenix Bio Pharm, valued at $13,000,000 based on a discounted cash flow model and the fair value of the assets acquired in the license agreement. The Company will amortize the cost of the License Agreement over the ten year life beginning when sales of licensed products commence.  As of May 31, 2014, no amortization expense has been recorded related to this agreement.

Inventory Procurement – Between March 1, 2014 and May 31, 2014, the Company has advanced Phoenix Bio Pharm $150,000 for the purchase of inventory.

Product Development  - Between March 1, 2014 and May 31, 2014, the Company has paid Phoenix Bio Pharm $15,000 towards product development of its branded products.

Phoenix Pharms Capital Corporation (“Phoenix Pharms”)

Loan Funding – From time to time, Phoenix Pharms has loaned the Company short term loans to cover its working capital needs.  Between March 1, 2014 and May 31, 2014, Phoenix Pharms advanced the Company $10,029.  On May 9, 2014, the Company repaid $9,471 leaving a balance of $558 due and payable to this related party.

Expense pass-through – The Company and Phoenix Pharms share pro-rata in certain expenses for shared resources, typically for shared travel and consulting services.  Between March 1, 2014 and May 31, 2014, Phoenix Pharms invoiced pass through expenses to the Company totaling $14,025.

9.

Common Stock

The Company has authorized 1,000,000,000 shares of its common stock, $0.001 par value.  On May 31, 2014, there were 63,000,000 shares of common stock issued and outstanding and 26,540,300 shares of common stock reserved for issuance.  Effective August 23, 2013, the Company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 10 new for 1 old basis and, consequently, an increase to our authorized share capital from 100,000,000 to 1,000,000,000 common shares, with a par value of $0.001 per share.

On February 27, 2014, the Company issued 5,000,000 shares to its Chief Executive Officer, who agreed to retire the 5,000,000 common shares and return them to the unissued, authorized common shares of the Company in exchange for a stock option.

On March 13, 2014, the Company reserved for issuance 200,000 shares of its restricted common stock to GoKush, Inc. as described in Note 4.

On March 14, 2014, the Company reserved for issuance 26,000,000 shares of its restricted common stock to Phoenix Bio Pharm as described in Note 3.

During the three months ended May 31, 2014, the Company sold 340,300 shares of its restricted common stock to accredited investors for consideration for proceeds of $300,925.  The shares are reserved for issuance, and will be issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

10.

Common Stock Options

2014 Stock Awards Plan  - Effective June 4, 2014, the Board of Directors adopted the 2014 Stock Awards Plan (the “Plan”) under which the Company is authorized to grant employees, directors, and consultants (“Participant”) incentive and non-qualified stock options.  Pursuant to the Plan, the Company is authorized to grant an aggregate of 10,000,000 stock options to purchase common stock of the Company.  The stock option price and vesting terms are determined by the Board of Directors or Compensation Committee (the “Committee”), and evidenced by a stock option agreement extended to the Participant.  The options granted generally terminate five years from the date of issuance.

Effective February 27, 2014, the Company’s CEO was granted incentive stock options to purchase 5,000,000 common shares of the Company at $0.34 per common share valued at $551,363.   Immediately upon the grant of the option, options to purchase 2,500,000 common shares vested.  The option to purchase the remaining 2,500,000 common shares shall vest in equal amounts over the next three years ending February 27, 2017.

The following table describes stock options outstanding and exercisable at May 31, 2014:

Options Outstanding and Exercisable
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Price	Life	Number	Price	Life

$0.34	5,000,000	$ 0.34	5	2,500,000	$0.34	5
	5,000,000			2,500,000

11.

Subsequent Events

Stock Sale - On June 11, 2014, the Company sold 100,000 shares of its restricted common stock to accredited investors for consideration for proceeds of $75,000.  The shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Convertible Promissory Note –

On June 24, 2014, the Company entered into a securities purchase agreement with Typenex Co-Investment, LLC, a Utah limited liability company.  Under this agreement, the registrant has issued a secured convertible promissory note in the original principal amount of $1,105,000, deliverable in eleven tranches.  On the closing date, Typenex will deliver the initial cash purchase price of $150,000, plus any interest, costs, fees or charges accrued under the note, including the original issue discount of $20,000.  Each subsequent tranche will be in the amount of $85,000, plus any interest, costs, fees or charges accrued thereon under the terms of the note, including the original issuer discount of $8,500.  Each tranche will be accompanied by its own secured investor note.  The Company has agreed to pay $5,000 to cover Typenex’s legal fees, accounting costs, due diligence, monitoring and other transaction costs in connection with the purchase and sale of the note.  All loans received bear an interest rate of 10% per annum.  The loan is due 23 months after the initial cash purchase price is delivered to the Company.  Typenex has pledged a 40% membership interest in Typenex Medical, LLC to secure its obligations under all of the notes.

Provided there is an outstanding balance, the Company will pay an installment amount equal to $61,388.89 plus any accrued and unpaid interest on the installment due date, which is six months after the initial loan disbursement.  This installment amount is the maximum that must be paid on any given installment due date, and is limited by the amounts owed.  This amount can be converted at the lesser of either the lender conversion price or at 70% of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the applicable conversion.  Should the average trading price be less than $0.35 during any such period, then the conversion factor will be reduced to 65% for all future conversion.  Should the Company decide to prepay this amount, there is a prepayment premium equal to 125% of the outstanding balance of the note.  Should the prepayment premium not be paid within 2 days of the prepayment notice, the Company forfeits its right to prepay the note.

A warrant to purchase shares of the Company has been issued to Typenex as of June 24, 2014.  This warrant grants Typenex the ability to purchase a number of fully paid and non-assessable shares of the Company’s stock, par value $0.001, equal to $552,500 divided by the market price.  This warrant is issued pursuant to the terms of the securities purchase agreement as described above.

Under this agreement, Typenex has the right at any time after the purchase price date until the outstanding balance has been paid in full to convert any or all of the outstanding balance into shares of the Company’s common stock under the following formula: the number of shares issued equals the amount being converted divided by $1.  These shares must be delivered to Typenex within three trading days of the conversion notice being given to the Company.  Should any shares be sold to Typenex or any third party at a value that is less than the effective lender conversion price, then the lender conversion price will be reduced to equal such lower issuance price.  The effective lender conversion price will also be adjusted as needed upon any forward or reverse split of the Company’s shares.  Should the Company fail to deliver the shares in a timely manner, a late fee of the greater of $500 per day and 2% of the applicable lender conversion share value rounded to the nearest multiple of $100 will be assed for each day after the third that the Company is late (though not exceeding 200% of the applicable lender conversion share value.

In the event of a default, the note may be accelerated by Typenex by providing written notice to the Company.  The outstanding balance is immediately due and payable at the greater of the outstanding balance divided by the installment conversion price, or the default effect, which is calculated by multiplying the conversion eligible outstanding balance by 15% for each major default or 5% for each minor default and then adding the resulting product to the outstanding balance as of the date of default.  In addition, an interest rate of the lesser of 22% per annum (or the maximum rate permitted under law) will be applied to the outstanding balance.  Typenex is prohibited from owning more than 4.99% of the Company’s outstanding shares, unless the market capitalization of the Company’s common stock is less than $10,000,000, in which case Typenex is prohibited from owning more than 9.99% of the Company’s outstanding shares.

On a date that is 23 trading days from each date that the Company delivers conversion shares to Typenex, there is a true-up date in which the Company will deliver additional shares if the installment conversion price on that date is less than the installment conversion price used in the applicable installment notice.  These additional shares will be equal to the difference between the number of shares that would be delivered to Typenex at the time of the true-up date and the amount originally delivered.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company was incorporated in the State of Nevada on April 21, 2009, under the name Mokita Exploration, Ltd.  On February 5, 2010, the Company filed a Certificate of Amendment to the Articles of Incorporation changing our name to Mokita, Inc.  On February 27, 2014, there was a change of control of the Company.  On February 28, 2014, our board of directors and a majority of holders of the Company’s voting securities approved a change of name of the Company to MediJane Holdings Inc.  A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on March 4, 2014.  A Certificate of Correction was subsequently filed with the Nevada Secretary of State on March 6, 2014 to correct a spelling error in the Company’s new name.  These amendments have been reviewed by FINRA and were approved for filing with an effective date of March 10, 2014.  The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on March 10, 2014 under our new ticker symbol "MJMD".

After the change of control on February 27, 2014, the Company became a medical delivery systems company with a pharmaceutical approach to cannabinoid treatment of various illnesses with medical marijuana, currently being launched in Colorado and California.

Recent Developments

Consolidated Results of Operations

On March 1, 2014, the Company discontinued its previous operations as an oil and gas enterprise to pursue its new operations as a medical marijuana sales and distribution company.  The results of operations for the three months ended May 31, 2014 represent results of the new business.  The results of operations for the comparable period have been recorded as discontinued operations.

Revenues for the three months ended May 31, 2014, were Nil.  The Company will begin to sell its products in the third fiscal quarter ending September 30, 2014.

Product development expense for the three months ended May 31, 2014 was $15,000.  Product development expenses represent payments to Phoenix Bio Pharm to support the product development of the company’s branded products.

Sales and marketing expenses for the three months ended May 31, 2014 was $91,487.  Sales and marketing expenses represent the ramp up of the selling team, infrastructure and promotion of the Company.

Operations expenses for the three months ended May 31, 2014 was $19,032.

General and administrative expenses for the three months ended May 31, 2014 was $9,813. General and administrative expenses generally include costs for running the company’s administrative office.

Professional fees for the three months ended May 31, 2014 was $81,792.  Professional fees consist of legal, accounting, consulting and advisory services.

Lease operating expenses for the three months ended May 31, 2014 was $7,500.

Net loss for the three months ended May 31, 2014 and 2013, was $223,902 and $45,727, respectively.  Included in the net loss for the 2014 and 2013 periods are profits of $722 and losses of $45,727, respectively, from discontinued operations.

Liquidity and Capital Resources

Liquidity and Capital Resources

At May 31, 2014, the Company had a cash balance of $3,431 compared with $6,104 at February 28, 2014.  The decrease in cash was attributed to an cash used for operating activities as described above, partially offset by cash raised by the sale of equity during the three months ended May 31, 2014 totaling $300,925.

 Cash flow from Operating Activities.  During the three months ended May 31, 2014, the Company used $324,833 in cash for operating activities for its current operations and used $302 for discontinued operations.

Cash flow from Investing Activities.  During the three months ended May 31, 2014, the Company used $Nil for investing activities.

Cash flow from Financing Activities.  During the three months ended May 31, 2014, the Company received proceeds of $321,858 from the sale of its common stock.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended May 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2014.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of May 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Remediation Plan

We will aggressively recruit experienced professionals to ensure that we include all necessary disclosures in our filings with the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

We are unable to remedy our controls related to the inadequate segregation of duties until we receive financing to hire additional employees.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 21, 2014

MediJane Holdings Inc.

By:

/s/Ronald Lusk

Ronald Lusk

Chief Executive Officer

Chief Financial Officer