Form 10-Q
period 2014-08-31
MEDIJANE HOLDINGS INC.
filed 2014-10-20
CIK 1493212

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended August 31, 2014

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock on October 20, 2014:   89,410,000.

MEDIJANE HOLDINGS INC.

FORM 10-Q

For the quarterly period ended August 31, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19

SIGNATURES	20

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

Item 1.  Financial Statements (Unaudited)

MEDIJANE HOLDINGS, INC.

Consolidated Balance Sheets

ASSETS	August 31, 2014 (Unaudited)	February 28, 2014
Cash	$ 81,945	$ 6,104
Inventory	17,338
Prepaid Inventory	201,500	-

Total Current Assets	300,783	6,104

License Agreement, net of amortization	13,000,000	-
Distribution Agreement, net of amortization	172,000	-
Security deposit	1,250	-

Total Assets	$ 13,474,033	$ 6,104

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 169,137	$ 10,016
Due to related parties	13,270	-
Promissory Note Payable	100,000	-

Total Current Liabilities	282,407	10,016

Secured Convertible Promissory Note Payable	160,203	-
Asset retirement obligation	-	420

Total Liabilities	442,610	10,436

STOCKHOLDERS’ DEFICIT

Common Stock: Authorized: 1,000,000,000 common shares, par value of $0.001 per share; Issued and outstanding: 89,410,000 and 63,000,000, respectively	89,410	63,000
Stock to be issued (230,300 shares and 0 shares, respectively)	172,725	-
Additional paid-in capital	14,501,210	599,920
Accumulated deficit	(1,731,922)	(667,252)

Total Stockholders’ Equity (Deficit)	13,031,423	(4,332)

Total Liabilities and Stockholders’ Deficit	$ 13,474,033	$ 6,104

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	August 31,		August 31,
	2014	2013	2014	2013
	$	$	$	$
Revenues	2,780	-	2,780	-
Cost of sales	1,550	-	1,550	-
Gross Profit	1,230		1,230

Operating expenses
Product development expense	-	-	15,000	-
Sales and marketing expenses	56,435	-	147,922	-
Operations expense	81,205	-	100,237	-
General and administrative	49,218	-	59,031	-
Professional fees	89,937	-	171,729	-
Lease operating expenses	7,500	-	15,000	-

Total operating expenses	284,295	-	508,919	-

Loss before other expenses	(283,065)	-	(507,689)	-

Other income (expense)
Interest Expense	(3,290)		(3,290)	-
Discount Amortization	(554,413)		(554,413)	-
Gain (loss) on discontinued operations	-	6,902	722	(38,525)

Total other expense	(557,703)	6,902	(556,981)	(38,525)

Net loss	(840,768)	6,902	(1,064,670)	(38,525)

Basic and diluted loss per common share
Income (loss) from continuing operations	(0.01)	(0.00)	(0.01)	(0.00)
Income (loss) from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted loss per common share	(0.01)	(0.00)	(0.01)	(0.00)

Weighted average shares outstanding – basic and diluted	80,510,978	78,000,000	71,803,333	78,000,000

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	August 31,
	2014	2013
	$	$
Operating Activities

Net loss	(1,064,670)	-
Loss from discontinued operations	(722)	(38,535)

Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash amortization of discount on convertible notes payable	554,413	-
Non-cash interest expense on convertible notes payable	3,290	-
Non-cash stock option compensation	-	-
Debt issuance costs	20,000	-

Changes in operating assets and liabilities:

Accounts receivable	-	-
Inventory	(17,338)	-
Prepaid expense and deposits	(202,750)	-
Accounts payable and accruals	159,121	-
Net changes in operating assets and liabilities - discontinued operations	-	23,315
Net Cash provided by(used for) operating activities - current operations	(548,656)
Net Cash provided by(used for) operating activities - discontinued operations	302	(15,220)
Net Cash Flow from operating activities	(548,354)	(15,220)
Investing Activities

Net Cash Used In Investing Activities - continuing operations	-	-
Net Cash Used In Investing Activities - discontinued operations	-	-

Financing Activities
Proceeds from notes payable	135,000	-
Proceeds from Bridge financing	100,000	-
Due to related parties	13,270	-
Proceeds from issuance of common shares	375,925	-
Net Cash Provided By Financing Activities - continuing operations	624,195	-
Net Cash Provided By Financing Activities - discontinued operations	-	15,015

Increase (Decrease) in Cash - continuing operations	75,841	-
Increase (Decrease) in Cash - discontinued operations	-	(205)

Cash – Beginning of Period - continuing operations	6,104	-
Cash – Beginning of Period - discontinued operations	-	1,704

Net Change in Cash	81,945	-
Cash – End of Period - discontinued operations	-	1,499

Supplemental disclosures
Interest paid	-	-
Income tax paid	-	-
Non-cash issuance of stock for license agreement, related party	13,000,000	-
Non-cash issuance of stock for distribution agreement	172,000	-

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

2.

Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited condensed financial statements of Medijane Holdings Inc. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended February 28, 2014 filed with the SEC on June 13, 2014 (“Annual Report”).  In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included.  The results of operations for the three and six month periods ended August 31, 2014 and 2013 presented are not necessarily indicative of the results to be expected for the full year.  The February 28, 2014 balance sheet has been derived from our audited financial statements included in our Annual Report.

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

Cash and cash equivalents - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At August 31, 2014 and February 28, 2014, the Company did not hold any cash equivalents.

Basic and Diluted Net Loss per Share - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  At August 31, 2014 and 2013, the Company had did not have potentially dilutive shares outstanding.

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

Comprehensive Loss - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2014 and 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

License Agreement -  Phoenix Bio Pharmaceuticals, Inc.

On March 14, 2014, the Company entered into a License Agreement with Phoenix Bio Pharmaceuticals Corporation (“Phoenix Bio Pharm”) where Phoenix Bio Pharm has granted exclusive rights to the Company for North America to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm for certain medical cannabinoid products and delivery systems for the treatment and management of illnesses.  The term of the License Agreement is Ten (10) years.  In consideration of the acquired license, the Company issued 26,000,000 shares of common stock to Phoenix Bio Pharm, valued at $13,000,000 based on a discounted cash flow model and the fair value of the assets acquired in the license agreement.  The Company will amortize the cost of the License Agreement over the ten year life beginning when sales of licensed products commence.  As of August 31, 2014, no amortization expense has been recorded related to this agreement.

4.

Distribution Agreement – Go Kush, Inc.

On May 13, 2014, the Company entered into a distribution agreement with GoKush.com (www.gokush.com) that is part of a not-for-profit California Cooperative Corporation that is dedicated to providing safe and legal access to medical marijuana for patients throughout California.  Pursuant to the Agreement, amongst other things, GoKush agreed to become the online ordering platform for the ordering and re-stock of the Company’s products in California for a ten (10) year term and the Company has issued GoKush 200,000 shares of the Company’s restricted common stock valued at $172,000.  The Company will amortize the cost of the Distribution Agreement over the ten year life when on-line sales of product commence.  As of August 31, 2014, no amortization expense has been recorded related to this agreement.

5.

MediHoldings, Inc.

On March 17, 2014, MediHoldings, Inc. (“MediHoldings”), a Colorado corporation, was formed as a wholly-owned subsidiary of the Company.

6.

MediSales (CA), Inc.

On June 27, 2014, MediSales (CA), Inc. (“MediSales”), a California corporation, was formed as a wholly-owned subsidiary of the Company.

7.

Discontinued Operations

On March 1, 2014, the Company discontinued its prior operations as an oil and gas company and began its operations as a medical delivery systems company.  The statements for the three and six months ended August 31, 2013, and inception to date have been adjusted to reflect the accounting treatment related to the discontinued operations.

8.

Related Party Transactions

Kronos International Investments Ltd. (“Kronos”)

Sublease Agreement:  Effective March 1, 2014, the Company entered into a Sublease Agreement with Kronos International Investments, Ltd for a four (4) year term.  The monthly sublease rent is $2,500 per month.  During the six months ended August 31, 2014, the Company paid Kronos $15,000 in rent expense, and paid security deposit of $1,250.

Advisory Services: Effective March 1, 2014, the Company engaged Kronos to provide Advisory Services for a monthly retainer fee of $10,000 per month.  The advisory services include and are not limited to accounting and corporate compliance, business development and strategic planning services, corporate advisory and operational oversight.   Between March 1, 2014 and August 31, 2014, expenses related to the Advisory Services totaled $80,000. At August 31, 2014, the Company owes Kronos $7,250 accrued as related party expenses.

Phoenix Bio Pharmaceuticals, Inc. (“Phoenix Bio Pharm”)

License Agreement:  On March 14, 2014, the Company entered into a License Agreement with Phoenix Bio Pharm where it has granted exclusive rights to the Company for North America to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm for certain medical cannabinoid products and delivery systems for the treatment and management of illnesses.  The term of the License Agreement is Ten (10) years.  In consideration of the acquired license, the Company issued 26,000,000 shares of common stock to Phoenix Bio Pharm, valued at $13,000,000 based on a discounted cash flow model and the fair value of the assets acquired in the license agreement. The Company will amortize the cost of the License Agreement over the ten year life beginning when sales of licensed products commence.  As of August 31, 2014, no amortization expense has been recorded related to this agreement.

Inventory Procurement:  Between March 1, 2014 and August 31, 2014, the Company has advanced Phoenix Bio Pharm $201,500 for the purchase of inventory.

Product Development  - Between March 1, 2014 and August 31, 2014, the Company has recorded product development expenses paid to Phoenix Bio Pharm totaling $15,000.

Phoenix Pharms Capital Corporation (“Phoenix Pharms”)

Loan Funding:  From time to time, Phoenix Pharms has loaned the Company short term loans to cover its working capital needs.  Between March 1, 2014 and August 31, 2014, Phoenix Pharms advanced the Company $10,029.  As of August 31, 2014, this loan was paid in full.

Expense pass-through:  The Company and Phoenix Pharms share pro-rata in certain expenses for shared resources, typically for shared travel and consulting services.  Between March 1, 2014 and August 31, 2014, Phoenix Pharms invoiced pass through expenses to the Company totaling $27,099.  As of August 31, 2014, the Company owes Phoenix Pharms $6,020 accrued as  related party expenses.

9.

Common Stock

The Company has authorized 1,000,000,000 shares of its common stock, $0.001 par value.  On August 31, 2014, there were 89,410,000 shares of common stock issued and outstanding and 230,300 shares of common stock reserved for issuance.  Effective August 23, 2013, the Company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 10 new for 1 old basis and, consequently, an increase to our authorized share capital from 100,000,000 to 1,000,000,000 common shares, with a par value of $0.001 per share.

On February 27, 2014, the Company issued 5,000,000 shares to its Chief Executive Officer, who agreed to retire the 5,000,000 common shares and return them to the unissued, authorized common shares of the Company in exchange for a stock option.

On March 13, 2014, the Company reserved for issuance 200,000 shares of its restricted common stock to GoKush, Inc. as described in Note 4.  On July 1, 2014, these restricted shares were issued.

On March 14, 2014, the Company reserved for issuance 26,000,000 shares of its restricted common stock to Phoenix Bio Pharm as described in Note 3. On July 1, 2014, these restricted shares were issued.

During the six months ended August 31, 2014, the Company sold 440,300 shares of its restricted common stock to accredited investors for consideration for proceeds of $375,925.  The shares are reserved for issuance, and will be issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

10.

Common Stock Options

2014 Stock Awards Plan:  Effective June 4, 2014, the Board of Directors adopted the 2014 Stock Awards Plan (the “Plan”) under which the Company is authorized to grant employees, directors, and consultants (“Participant”) incentive and non-qualified stock options.  Pursuant to the Plan, the Company is authorized to grant an aggregate of 10,000,000 stock options to purchase common stock of the Company.  The stock option price and vesting terms are determined by the Board of Directors or Compensation Committee (the “Committee”), and evidenced by a stock option agreement extended to the Participant.  The options granted generally terminate five years from the date of issuance.

Effective February 27, 2014, the Company’s former CEO and Director was granted incentive stock options to purchase 5,000,000 common shares of the Company at $0.34 per common share valued at $551,363.   Immediately upon the grant of the option, options to purchase 2,500,000 common shares vested.  The option to purchase the remaining 2,500,000 common shares shall vest in equal amounts over the next three years ending February 27, 2017.

The following table describes stock options outstanding and exercisable at August 31, 2014:

Options Outstanding and Exercisable
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Price	Life	Number	Price	Life

$0.34	5,000,000	$ 0.34	5	2,500,000	$0.34	5
	5,000,000			2,500,000

11.

Convertible Promissory Note

On June 24, 2014, the Company entered into a securities purchase agreement with Typenex Co-Investment, LLC, a Utah limited liability company.  Under this agreement, the registrant has issued a secured convertible promissory note in the original principal amount of $1,105,000, deliverable in eleven tranches (the “Note”).  On the closing date, Typenex delivered the initial cash purchase price of $150,000, plus any interest, costs, fees or charges accrued under the note, including the original issue discount of $20,000.

As of August 31, 2014, the company has received net proceeds of $135,000 related to this convertible promissory note, representing $150,000 less financing costs of $15,000.  During the six months ended August 31, 2014 the Company has recorded interest expense of $3,290, and amortization expense of $554,413 related to the amortization of the original issue discount and the full-value of the warrant discussed below ($552,500).

Each subsequent tranche will be in the amount of $85,000, plus any interest, costs, fees or charges accrued thereon under the terms of the note, including the original issuer discount of $8,500.  Each tranche will be accompanied by its own secured investor note (the “Investor Notes”).  The Company has agreed to pay $5,000 to cover Typenex’s legal fees, accounting costs, due diligence, monitoring and other transaction costs in connection with the purchase and sale of the note.  All loans received bear an interest rate of 10% per annum.  The loan is due 23 months after the initial cash purchase price is delivered to the Company.  Typenex has pledged a 40% membership interest in Typenex Medical, LLC to secure its obligations under all of the notes.

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

12.

Promissory Note

On August 29, 2014, the company entered into a Promissory Note with YP Holdings, LLC for gross proceeds $100,000 as an advance towards the Securities Purchase Agreement dated September 17, 2014 described in Note 13 (the “YP Note”).  The YP Note matures in 60-days and bears interest of 12% per annum.  During the six months ended August 31, 2014, the Company recorded $18,000 in financing fees related to the YP Note.

13.

Subsequent Events

Change in Management:  On September 17, 2014, Ronald Lusk resigned from his positions as an officer of the Company. Mr. Lusk will remain as a director of the Company.

On September 17, 2014, the Company appointed Russell Stone, age 40 and the current Chief Operating Officer, as the Chief Executive Officer and as a director.  Mr. Stone’s term of office for these positions will be for one year and will be up for renewal at the annual board of directors meeting.  There are no arrangements or understandings between him and any other person pursuant to which he is selected as an officer.  There are no family relationships between Mr. Stone and any other director or executive officer of the Company.  Mr. Stone is a minority shareholder of Phoenix Pharms Capital Corporation, a principal shareholder of the Company.  There have been no other transactions between Mr. Stone and any related person affiliated with the Company.

Securities Purchase Agreement:  On September 17, 2014, the Company entered into a securities purchase agreement with YP Holdings, LLC.  YP Holdings, LLC has no material relationship with the Company other than with respect to this agreement.

Under this agreement, the purchasers will be purchasing units of one common share and two warrants to purchase common shares for $0.09 per unit, for a total of $600,000.  The common shares have a par value of $0.001 per share.  The warrants are exercisable for five years from the date of issuance and shall have an initial exercise price equal to $0.20.  As a result of this agreement, the Company will issue 6,666,667 common shares and 13,333,334 warrants to the purchasers.  On August 29, 2014 and September 17, 2014, the Company received gross proceeds of $100,000 and $500,000, respectively and has recorded financing fees of $18,000 and $52,000, related to this agreement.

The warrants can be exercised by paying the price for shares as stipulated by the warrant, or through cashless exercise, through which the purchaser will be issued a number of shares equal to the number of warrant shares applied to the subject exercise multiplied by the current market price on the date of conversion minus the exercise price on that date.  This total is then divided by the current market price on the date of conversion.  The cashless exercise may only be exercised after six months have passed from the original issuance of the warrants.

The purchaser has waived the clause prohibiting conversion of warrants into common shares if that would result in the purchaser owning in excess of 4.99% of the outstanding shares.  A second clause prohibits the conversion of warrants if the purchaser owns in excess of 9.99% of the outstanding common shares.  This clause can be waived by the purchaser providing notice of waiver.

The Company has agreed to pay a flat $20,000 to YP Holdings, LLC to reimburse them for the fees and expenses incurred by it in connection with its due diligence review of the Company and the preparation, negotiation, executive, delivery and performance of the agreement.

The two parties also entered into a registration rights agreement.  Under this agreement, the Company will prepare and file a registration statement on Form S-1 in order to register all shares issued under the securities purchase agreement.  The Company will keep the registration statement continuously effective for a period of two years following the effective date of the registration statement.  The Company will pay all reasonable fees and expenses incurred with respect to this agreement.  Unless previously agreed to in writing, the Company may not register any shares other than those intended to be sold under this agreement.

Should the Company fail to comply with the registration rights agreement, the Company agrees to pay liquidated damages to YP Holdings, LLC equal to 3% of the purchase price of the common shares paid by the purchaser for the first 30 day period, and 2% of such purchase price for each subsequent 30 day period.  These payments are payable upon demand in cash.

Pursuant to the registration rights agreement, the Company agreed to several lock-up agreements between itself and four shareholders of the Company: Phoenix Bio Pharmaceuticals Corporation, Ronald Lusk, Lewis Humer, and Caduceus Industries LLC.  Under these agreements, each shareholder has agreed that they will not offer, pledge, sell, contract to sell, grant any options for sale or transfer, distribute or dispose of, directly or indirectly, any shares of the Company for a 90 day period following the date that the registration statement is declared effective.

Related Party Loan:  On September 18, 2014, the Company advanced Phoenix Pharms $81,000 as a short term loan.  The loan bears a simple interest rate of 8% and is due and payable on November 30, 2014.

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

Recent Developments

Consolidated Results of Operations

On March 1, 2014, the Company discontinued its previous operations as an oil and gas enterprise to pursue its new operations as a medical marijuana sales and distribution company.  The results of operations for the three and six months ended August 31, 2014 represent results of the new business.  The results of operations for the comparable period have been recorded as discontinued operations.

Revenues for the three and six months ended August 31, 2014 was $2,780.

Cost of Sales for the three and six months ended was $1,550.

Product development expense for the three and six months ended August 31, 2014 was $15,000.  Product development expenses represent payments to Phoenix Bio Pharm to support the product development of the company’s branded products.

Sales and marketing expenses for the three and six months ended August 31, 2014 were $56,435 and $147,922, respectively.  Sales and marketing expenses represent the ramp up of the selling team, infrastructure and promotion of the Company.

Operations expenses for the three and six months ended August 31, 2014 were $81,205 and $100,237, respectively.

General and administrative expenses for the three and six months ended August 31, 2014 were $49,218 and $59,031, respectively. General and administrative expenses generally include costs for running the company’s administrative office.

Professional fees for the three and six months ended August 31, 2014 were $89,937 and $171,729, respectively.  Professional fees consist of cost of financing, legal, accounting, consulting and advisory services.

Lease operating expenses for the three and six months ended August 31, 2014 were $7,500 and $15,000, respectively.

Other income and expense for the three and six months ended August 31, 2014 were $557,703 and $556,981 primarily representing amortization expenses related to the company’s convertible promissory notes dated June 24, 2014.  Included other expenses in the six months ended August 31, 2014, is a gain of $722 from discontinued operations.

Net loss for the three and six months ended August 31, 2014, were $840,768 and $1,064,670, respectively.

Net gain from discontinued operations for the three and six months ended August 31, 2014 was $Nil and $722.  Net gain from discontinued operations for the three months ended August 31, 2013 was $6,902.  Net losses from discontinued operations for the six months ended August 31, 2013 was $38,525.

Liquidity and Capital Resources

Liquidity and Capital Resources

At August 31, 2014, the Company had a cash balance of $81,945 compared with $6,104 at February 28, 2014.  The increase in cash was cash provided by financing activities during the six months end August 31, 2015 of $624,195, partially offset by cash used for operating expenses as described above.

Cash flow from Operating Activities.  During the six months ended August 31, 2014, the Company used $548,656 in cash for operating activities for its current operations and used $302 for discontinued operations.  During the six months ended August 31, 2013, the Company used $15,220 for operating activities for its discontinued operations.

Cash flow from Investing Activities.  During the six months ended August 31, 2014 and August 31, 2013, the Company used $Nil for investing activities.

Cash flow from Financing Activities.  During the six months ended August 31, 2014, the Company received proceeds of $375,925 from the sale of its common stock, $135,000 from the issuance of convertible promissory notes payable, and $100,000 from a promissory note as an advance on future financing.  During the six months ended August 31, 2013, the Company received $15,015 related to financing activities for its discontinued operations.

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

Item 4.  Controls and Procedures

During the period ended August 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of August 31, 2014.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of August 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended August 31, 2014, the Company sold 440,300 shares of its restricted common stock to accredited investors for consideration of $375,925.  The shares are reserved for issuance, and will be issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Dated: October 20, 2014

MediJane Holdings Inc.

By:

/s/Russell Stone

Russell Stone

Chief Executive Officer

Chief Financial Officer