Form 10-Q/A
period 2014-08-31
MEDIJANE HOLDINGS INC.
filed 2014-11-25
CIK 1493212

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock on November 25, 2014:   89,410,000.

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

MEDIJANE HOLDINGS, INC.

Notes to the Unaudited Consolidated Financial Statements

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

Additionally, on September 16, 2014, the Company issued warrants to purchase 533,333 common shares to consultants for services rendered.  The warrants expire five years from the date of issuance and are exercisable for $0.20 per share.  The Company will record expense related to the issuance of these warrants totaling $104,578 during the quarter ending November 30, 2014.

Related Party Loan:  On September 18, 2014, the Company advanced Phoenix Pharms $81,000 as a short term loan.  The loan bears a simple interest rate of 8% and is due and payable on November 30, 2014.

New Product Development Agreement :  On October 23, 2014, the Company entered into a New Product Development Agreement (the “NPD Agreement”) with Phoenix Pharms for use of Phoenix Pharms’ expertise in identifying new product business development opportunities related to expanding the Company’s product offerings.  The NPD Agreement is for a period of four months at $16,000 per month.  Between September and October, 2014, the Company has paid $48,000 towards the NPD Agreement.

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

Dated: November 25, 2014

MediJane Holdings Inc.

By:

/s/Russell Stone

Russell Stone

Chief Executive Officer

Chief Financial Officer