Form 10-Q
period 2014-11-30
MEDIJANE HOLDINGS INC.
filed 2015-01-20
CIK 1493212

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended November 30, 2014

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock on January 20, 2015:  101,306,967.

MEDIJANE HOLDINGS INC.

FORM 10-Q

For the quarterly period ended November 30, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21

SIGNATURES	22

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

Item 1.  Financial Statements (Unaudited)

MEDIJANE HOLDINGS, INC.

Consolidated Balance Sheets

ASSETS	November 30, 2014 (Unaudited)	February 28, 2014
Cash	$ 43,032	$ 6,104
Accounts receivable	3,180	-
Notes receivable, related party	80,244	-
Inventory	13,611	-
Prepaid expenses, related party	10,000	-
Prepaid Inventory, related party	197,860	-
Prepaid expenses	191,666	-

Total Current Assets	539,593	6,104

License Agreement, net of amortization	12,350,000	-
Distribution Agreement, net of amortization	171,750	-
Security deposit	1,250	-

Total Assets	$ 13,062,593	$ 6,104

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 152,738	$ 10,016
Due to related parties	4,500	-

Total Current Liabilities	157.238	10,016

Secured Convertible Promissory Note Payable	167.249	-
Asset retirement obligation	-	420

Total Liabilities	324,487	10,436

STOCKHOLDERS’ DEFICIT

Common Stock: Authorized: 1,000,000,000 common shares, par value of $0.001 per share; Issued and outstanding: 89,410,000 and 63,000,000, respectively	89,410	63,000
Common Stock Issuable (11,896,967 shares and 0 shares, respectively)	972,725	-
Additional paid-in capital	14,605,788	599,920
Accumulated deficit	(2,929,817)	(667,252)

Total Stockholders’ Equity (Deficit)	12,738,106	(4,332)

Total Liabilities and Stockholders’ Deficit	$ 13,062,593	$ 6,104

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2014	2013	2014	2013
	$	$	$	$
Revenues	17,936	-	20,716	-
Cost of sales	9,144	-	10,694	-
Gross Profit	8,792		10,022

Operating expenses
Amortization expense	650,250	-	650,250	-
Product development expense	65,356	-	80,356	-
Sales and marketing expenses	51,788	-	199,710	-
Operations expense	46,162	-	146,399	-
General and administrative	109,419	-	168,450	-
Professional fees	266,216	-	437,945	-
Lease operating expenses	11,685	-	26,685	-

Total operating expenses	1,200,876	-	1,709,795	-

Loss before other expenses	(1,192,084)	-	(1,699,773)

Other income (expense)
Interest Income	1,264	-	1,264	-
Interest Expense	(4,466)	-	(7,756)	-
Discount Amortization	(2,610)		(557,023)	-
Gain (loss) on discontinued operations	-	(78,908)	722	(117,433)

Total other expense	(5,812)	(78,908)	(562,793)	(117,433)

Net loss	(1,197,896)	(78,908)	(2,262,566)	(117,433)

Basic and diluted loss per common share
Income (loss) from continuing operations	(0.01)	-	(0.03)	-
Income (loss) from discontinued operations	-	(0.00)	-	(0.00)
Basic and diluted loss per common share	(0.01)	(0.00)	(0.03)	(0.00)

Weighted average shares outstanding – basic and diluted	89,410,000	63,000,000	77,650,803	72,490,433

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	November 30,
	2014	2013
	$	$
Operating Activities

Net loss	(2,262,566)	-
Loss from discontinued operations	(722)	-

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	650,250	-
Non-cash amortization of discount on convertible notes payable	557,022	-
Non-cash interest expense on convertible notes payable	7,725	-
Non-cash stock option compensation	112,914	-
Debt issuance costs	20,000	-

Changes in operating assets and liabilities:

Accounts receivable	(3,180)	-
Inventory	(13,611)	-
Prepaid expense and deposits	(209,110)	-
Accounts payable and accruals	147,223	-
Net changes in operating assets and liabilities - discontinued operations	-	(35,456)
Net Cash provided by(used for) operating activities - current operations	(994,055)	-
Net Cash provided by(used for) operating activities - discontinued operations	302	(35,456

Investing Activities	-	-
Related party notes receivable	(80,244)	-
Net Cash Used In Investing Activities - continuing operations	(80,244)	-
Net Cash Used In Investing Activities - discontinued operations	-	-

Financing Activities
Proceeds from notes payable	135,000	-
Due to related parties	-	-
Proceeds from issuance of common shares	975,925	-
Net changes in financing activities – discontinued operations	-	35,015
Net Cash Provided By Financing Activities - continuing operations	1,110,925	-
Net Cash Provided By Financing Activities - discontinued operations	-	35,015

Increase (Decrease) in Cash - continuing operations	36,928	-
Increase (Decrease) in Cash - discontinued operations	-	(141)

Cash – Beginning of Period - continuing operations	6,104	-
Cash – Beginning of Period - discontinued operations	-	1,704

Cash – End of Period – continuing operations	43,032	-
Cash – End of Period – discontinued operations	-	1,263

Supplemental disclosures
Interest paid	-	-
Income tax paid	-	-
Non-cash issuance of stock for consulting agreements	200,000	-
Non-cash issuance of stock for license agreement, related party	13,000,000	-
Non-cash issuance of stock for distribution agreement	172,000	-

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

On February 27, 2014, after the change of control, the Company became a sales and distribution company focused on cannabinoid infused products for the treatment of medical conditions.

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

2.

Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited condensed financial statements of Medijane Holdings Inc. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended February 28, 2014 filed with the SEC on June 13, 2014 (“Annual Report”).  In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included.  The results of operations for the three and nine month periods ended November 30, 2014 and 2013 presented are not necessarily indicative of the results to be expected for the full year.  The February 28, 2014 balance sheet has been derived from our audited financial statements included in our Annual Report.

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

Cash and cash equivalents - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At November 30, 2014 and February 28, 2014, the Company did not hold any cash equivalents.

Basic and Diluted Net Loss per Share - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  At November 30, 2014 and 2013, the Company had did not have potentially dilutive shares outstanding.

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

Comprehensive Loss - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2014 and 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Variable Interest Entity

The Company follows the guidelines in FASB Codification of ASC 810 “Consolidation”which indicates "a legal entity that is deemed to be a business need not be evaluated by a reporting entity to determine if the legal entity is a Variable Interest Entity (“VIE")” unless any one of four conditions exist:

-	The reporting entity, its related parties, or both participated significantly in the design or redesign of the legal entity;
-	The legal entity is designed so that substantially all of its activities involve or are conducted on behalf of the reporting entity and its related parties;
-	The reporting entity and its related parties provide more than half of the total of the equity, subordinated debt, and other forms of subordinated financial support to the legal entity; or
-	The activities of the legal entity are primarily related to the securitizations or other forms of asset-backed financings or single-lessee leasing arrangements.

 A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of November 30, 2014.

Due to the application of the FASB codification it is management’s opinion that the Company is a VIE under the control of Phoenix Bio Pharmaceuticals and its shared related parties.  This is primarily due to the fact that the design of the Company was significantly participated in by related parties of Phoenix Bio Pharmaceuticals and because Phoenix Bio Pharmaceuticals is exclusively dependent upon the Company for the use, sale, and distribution of its products.

Effective September 1, 2014, the Company changed its method of computing amortization from a sales percentage method to the straight-line method for the intangible assets. Based on Statement of Financial Accounting Standards , “Accounting Changes and Error Corrections” FASB ASC 250, the Company determined that the change in depreciation method from an sales percentage method to a straight-line method is a change in accounting estimate affected by a change in accounting principle. Per FASB ASC 250, a change in accounting estimate affected by a change in accounting principle is to be applied prospectively. The change is considered preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets and provide greater consistency with the depreciation methods used by other companies in the Company's industry. The net book value of intangible assets acquired prior to September 1, 2014 with useful lives remaining will be depreciated using the straight-line method prospectively. As a result of the change to the straight-line method of amortizing the Company’s intangible assets, amortization expense increased $650,000 for the three month period ended November 30, 2014 and the increase is expected to approximate a total of one tenth of the 10 year useful life of intangible assets by the fiscal year end in 2015.

4.

License Agreement - Phoenix Bio Pharmaceuticals, Inc.

On March 14, 2014, the Company entered into a License Agreement with Phoenix Bio Pharmaceuticals Corporation (“Phoenix Bio Pharm”) where Phoenix Bio Pharm has granted exclusive rights to the Company for North America to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm for certain medical cannabinoid products and delivery systems for the treatment and management of illnesses.  The term of the License Agreement is Ten (10) years.  In consideration of the acquired license, the Company issued 26,000,000 shares of common stock to Phoenix Bio Pharm, valued at $13,000,000 based on a discounted cash flow model and the fair value of the assets acquired in the license agreement.  The Company will amortize the cost of the License Agreement over the ten year life.  As of November 30, 2014, the Company has recorded $650,000 of amortization expenses related to this License Agreement.

5.

Distribution Agreement – Go Kush, Inc.

On May 13, 2014, the Company entered into a distribution agreement with GoKush.com (www.gokush.com) that is part of a not-for-profit California Cooperative Corporation that is dedicated to providing safe and legal access to medical marijuana for patients throughout California.  Pursuant to the Agreement, amongst other things, GoKush agreed to become the online ordering platform for the ordering and re-stock of the Company’s products in California for a ten (10) year term and the Company has issued GoKush 200,000 shares of the Company’s restricted common stock valued at $172,000.  The Company will amortize the cost of the Distribution Agreement over the ten year life beginning October 2014 when on-line sales of product commenced.  As of November 30, 2014, the Company has recorded $250 of amortization expense related to this distribution agreement.

6.

MediHoldings, Inc.

On March 17, 2014, MediHoldings, Inc. (“MediHoldings”), a Colorado corporation, was formed as a wholly-owned subsidiary of the Company.

7.

MediSales (CA), Inc.

On June 27, 2014, MediSales (CA), Inc. (“MediSales”), a California corporation, was formed as a wholly-owned subsidiary of the Company.

8.

Discontinued Operations

On March 1, 2014, the Company discontinued its prior operations as an oil and gas company and began its operations as a sales and distribution company focused on cannabinoid infused products for the treatment of medical conditions.  The statements for the three and nine months ended November 30, 2013, and inception to date have been adjusted to reflect the accounting treatment related to the discontinued operations.

9.

Related Party Transactions

Martin Tindall

Mr. Martin Tindall, assists the Company with business development activities through the Advisory Services Agreement with Kronos as discussed below.  Mr. Tindal serves as the CEO of Kronos.  Additionally, Mr. Tindal has provided new product development services through a New Product Development Agreement with Phoenix Pharms Capital Corporation, as discussed below.  Mr. Tindall services as CFO and a Director of Phoenix Pharms Capital Corporation.  Mr. Tindall also serves as a director of Phoenix Bio Pharmaceuticals Inc.

Kronos International Investments Ltd. (“Kronos”)

Sublease Agreement:  Effective March 1, 2014, the Company entered into a Sublease Agreement with Kronos International Investments, Ltd for a four (4) year term.  The monthly sublease rent is $2,500 per month.  During the nine months ended November 30, 2014, the Company paid Kronos $22,500 in rent expense, and paid security deposit of $1,250.

Advisory Services: Effective March 1, 2014, the Company engaged Kronos to provide Advisory Services for a monthly retainer fee of $10,000 per month.  The advisory services include and are not limited to accounting and corporate compliance, business development and strategic planning services, corporate advisory and operational oversight.   Between March 1, 2014 and November 30, 2014, expenses related to the Advisory Services totaled $110,000. At November 30, 2014, the Company prepaid Kronos $10,000 for its services for the month of December 2014, recorded as prepaid expenses, related party.

Phoenix Bio Pharmaceuticals, Inc. (“Phoenix Bio Pharm”)

License Agreement:  On March 14, 2014, the Company entered into a License Agreement with Phoenix Bio Pharm where it has granted exclusive rights to the Company for North America to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm for certain medical cannabinoid products and delivery systems for the treatment and management of illnesses.  The term of the License Agreement is Ten (10) years.  In consideration of the acquired license, the Company issued 26,000,000 shares of common stock to Phoenix Bio Pharm, valued at $13,000,000 based on a discounted cash flow model and the fair value of the assets acquired in the license agreement. The Company will amortize the cost of the License Agreement over the ten year life.  As of November 30, 2014, the Company has recorded $650,000 of amortization expense related to this agreement.

Inventory Procurement:  Between March 1, 2014 and November 30, 2014, the Company has advanced Phoenix Bio Pharm $197,860 for the purchase of inventory.

Product Development - Between March 1, 2014 and November 30, 2014, the Company has recorded product development expenses paid to Phoenix Bio Pharm totaling $15,000.

Phoenix Pharms Capital Corporation (“Phoenix Pharms”)

Loan Funding:  From time to time, Phoenix Pharms has loaned the Company short term loans to cover its working capital needs.  Between March 1, 2014 and November 30, 2014, Phoenix Pharms advanced the Company $10,029.  As of November 30, 2014, this loan was paid in full.

Expense pass-through:  The Company and Phoenix Pharms share pro-rata in certain expenses for shared resources, typically for shared travel and consulting services.  Between March 1, 2014 and November 30, 2014, Phoenix Pharms invoiced pass through expenses to the Company totaling $30,421.   At November 30, 2014, the Company has applied the outstanding balance of $6,020 of pass through expenses against the related party loan as discussed below.

Related Party Loan:  On September 18, 2014, the Company advanced Phoenix Pharms a total of $85,000 as a short term loan.  The loan bears a simple interest rate of 8% and was due and payable on November 30, 2014.  The Company has applied $6,020 of pass through expenses against the related party loan reducing the principal balance at November 30, 2014 to $78,980.  As of November 30, 2014, the Company has recorded interest income of $1,264 on this loan.

New Product Development Agreement:  On October 23, 2014, the Company entered into a New Product Development Agreement (the “NPD Agreement”) with Phoenix Pharms for use of Phoenix Pharms’ expertise in identifying new product business development opportunities related to expanding the Company’s product offerings.  The NPD Agreement is for a period of four months at $16,000 per month.  As of November 30, 2014, the Company had paid $64,000 towards the NPD Agreement and has no further obligations under the NPD Agreement.

Russell Stone:  Mr. Russell Stone, the Company’s Chief Executive Officer, holds approximately 14% of the outstanding common shares of Phoenix Pharms Capital Corporation indirectly through a trust.

Lewis “Spike” Humer:

Mr. Humer, a director of the Company, serves as CEO and a director of Phoenix Bio Pharmaceuticals and CEO and a director of Phoenix Pharms Capital Corporation.  As of August 2014, the Company began paying Mr. Humer a consulting fee of $1,500 per week.  As of November 30, 2014, the Company has paid Mr. Humer $15,000 and has accrued a related party payable to Mr. Humer of $4,500.

10.

Common Stock

The Company has authorized 1,000,000,000 shares of its common stock, $0.001 par value.  On November 30, 2014, there were 89,410,000 shares of common stock issued and outstanding and 230,300 shares of common stock reserved for issuance.  Effective August 23, 2013, the Company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 10 new for 1 old basis and, consequently, an increase to our authorized share capital from 100,000,000 to 1,000,000,000 common shares, with a par value of $0.001 per share.

On February 27, 2014, the Company issued 5,000,000 shares to its Chief Executive Officer, who agreed to retire the 5,000,000 common shares and return them to the unissued, authorized common shares of the Company in exchange for a stock option.

On March 13, 2014, the Company issued 200,000 shares of its restricted common stock to GoKush, Inc. as described in Note 5.  On July 1, 2014, these restricted shares were issued.

On March 14, 2014, the Company issued 26,000,000 shares of its restricted common stock to Phoenix Bio Pharm as described in Note 4. On July 1, 2014, these restricted shares were issued.

During the nine months ended November 30, 2014, the Company sold 400,300 shares of its restricted common stock to accredited investors for consideration for proceeds of $375,925.  At November 30, 2014, 230,300 shares are reserved for issuance, and will be issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

During the nine months ended November 30, 2014 the Company sold 6,666,667 shares of its restricted common stock to YP Holdings for $600,000 under a Securities Purchase Agreement as discussed below.  As of November 30, 2014, these shares are reserved for issuance, and will be issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

11.

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

The following table describes stock options outstanding and exercisable at November 30, 2014:

Options Outstanding and Exercisable
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Price	Life	Number	Price	Life

$0.34	5,000,000	$ 0.34	5	2,500,000	$0.34	5
	5,000,000			2,500,000

12.

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

As of November 30, 2014, the company has received net proceeds of $135,000 related to this convertible promissory note, representing $150,000 less financing costs of $15,000.  During the nine months ended November 30, 2014 the Company has recorded interest expense of $7,725, and amortization expense of $554,413 related to the amortization of the original issue discount and the full-value of the warrant discussed below ($552,500).

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

13.

Promissory Note

On August 29, 2014, the company entered into a Promissory Note with YP Holdings, LLC for gross proceeds $100,000 as an advance towards the Securities Purchase Agreement dated September 17, 2014 described in Note 13 (the “YP Note”).  The YP Note matures in 60-days and bears interest of 12% per annum.  During the nine months ended November 30, 2014, the Company recorded $18,000 in financing fees related to the YP Note.  On September 17, 2014, the YP Note converted to equity in connection with the Securities Purchase Agreement dated September 17, 2014 as discussed below.  The Company has no further obligation under the YP Note.

14.

Securities Purchase Agreement

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

Additionally, on September 16, 2014, the Company issued warrants to purchase 533,333 common shares to consultants for services rendered.  The warrants expire five years from the date of issuance and are exercisable for $0.20 per share.  The Company has valued these warrants using the Black Scholes option pricing model and has recorded expense related to the issuance of these warrants totaling $104,578 during the quarter ended November 30, 2014.

15.

Subsequent Events

License Agreement – Phoenix BioPharmaceuticals

On January 5, 2015, the Company entered into an additional license agreement with Phoenix Bio Pharmaceuticals Corporation to expand the territories covered under its original license agreement dated March 14, 2014.  Under the terms of the additional license agreement, the Company acquired the marketing rights to distribute products developed by Phoenix Bio Pharmaceuticals Corporation in Australia and New Zealand for ten years.  In exchange for the license, the Company reserved for issuance 250,000,000 restricted common shares at $0.016 per common share, for an aggregate value of $4,000,000.  This amount represents 33% over the market value on the date of execution of the license agreement.  The Company will begin to amortize the value of the license agreement upon the first sale in one of the two countries covered by the license, and will continue to amortize over the life of the license agreement.

Convertible Promissory Note - CannaVest

On December 23, 2014, the Company entered into a convertible promissory note for $1,200,000 with CannaVest Corp.  The note represents $1,200,000 worth of raw material inventory to be obtained from CannaVest Corp. to use in the Company’s cannabidiol product formulations.  The note accrues simple interest at a rate of 10% per annum and is due and payable in six months from the date of issue.  The note cannot be prepaid.  At any time, the outstanding principal amount of this note and all accrued but unpaid interest under this note can be converted into common shares at a price equal to the lesser of $0.02 per common share, the closing sale price, or the average of the lowest closing sale prices of the Company’s common shares during the five trading day period immediately preceding the date of such determination.

Should the Company default on this convertible promissory note, all outstanding obligations payable by the Company are immediately due and payable.  In addition, CannaVest Corp. may exercise any other right, power or remedy permitted by law.  Further, upon even of default, all unpaid obligations under this note shall bear interest at the rate of 12% per annum.

Warrant Agreement

In connection with the convertible promissory note dated December 23, 2014, the Company subsequently issued warrants to purchase 20,000,000 common shares at an exercise price of $0.02 per common share to Kisha Spendthrift Trust, an affiliate of CannaVest Corp.  These warrants were issued on January 6, 2015.  In exchange for these warrants, the Company shall have access to the technical and management staff of CannaVest Corp. for the development of products to be manufactured from cannabidiol sourced from CannaVest Corp.  The Company has valued these warrants using the black scholes option pricing model at $197,663 and will record the expense related to the warrants in its fourth fiscal quarter of 2014.

Phoenix Pharms Capital Promissory Note

On January 16, 2015, the Company extended the terms of the Promissory Note with Phoenix Pharms Capital from November 30, 2014 to February 28, 2015.

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

Recent Developments

Consolidated Results of Operations

On March 1, 2014, the Company discontinued its previous operations as an oil and gas enterprise to pursue its new operations as a medical marijuana sales and distribution company.  The results of operations for the three and nine months ended November 30, 2014 represent results of the new business.  The results of operations for the comparable period have been recorded as discontinued operations.

Revenues for the three and nine months ended November 30, 2014 was $17,936 and $20,716, respectively.

Cost of Sales for the three and nine months ended November 30, 2014 was $9,144 and 10,694, respectively.

Amortization expense for the three and nine months ended November 30, 2014 was $650,250.  Amortization expense represents amortization expense related to the Company’s licensing and distribution agreements.

Product development expense for the three and nine months ended November 30, 2014 was $65,356and $80,356, respectively.  Product development expenses primarily represent payments to Phoenix Bio Pharm ($15,000) and to Phoenix Pharms Capital ($64,000) to support the product development of the company’s branded products.

Sales and marketing expenses for the three and nine months ended November 30, 2014 were $51,788 and $199,710, respectively.  Sales and marketing expenses represent the ramp up of the selling team, infrastructure and promotion of the Company.

Operations expenses for the three and nine months ended November 30, 2014 were $46,162 and $146,399, respectively.

General and administrative expenses for the three and nine months ended November 30, 2014 were $109,419 and $168,450, respectively. General and administrative expenses generally include costs for running the company’s administrative office.

Professional fees for the three and nine months ended November 30, 2014 were $266,216 and $437,945 respectively.  Professional fees consist of cost of financing, legal, accounting, consulting and advisory services.  Included in professional fees are $104,578 of non-cash expenses related to the issuance of warrants for financing services related to the YP Note.

Lease operating expenses for the three and nine months ended November 30, 2014 were $11,685 and $26,685, respectively.

Other income and expense for the three and nine months ended November 30, 2014 were $5,812 and $562,793 primarily representing amortization expenses related to the company’s convertible promissory notes dated June 24, 2014.  Included other expenses in the nine months ended November 30, 2014, is a gain of $722 from discontinued operations.

Net loss for the three and nine months ended November 30, 2014 were $1,197,896 and $2,262,566, respectively.

Net gain from discontinued operations for the three and nine months ended November 30, 2014 was $Nil and $722.  Net losses from discontinued operations for the three and nine months ended November 30, 2013 was $78,908 and $117,433, respectively.

Liquidity and Capital Resources

Liquidity and Capital Resources

At November 30, 2014, the Company had a cash balance of $43,032 compared with $6,104 at February 28, 2014.  The increase in cash was cash provided by financing activities during the nine months ended November 30, 2014 of $1,110,925, partially offset by cash used for operating expenses as described above.

Cash flow from Operating Activities.  During the nine months ended November 30, 2014, the Company used $994,055 in cash for operating activities for its current operations and used $302 for discontinued operations.  During the nine months ended November 30, 2013, the Company used $35,456 for operating activities for its discontinued operations.

Cash flow from Investing Activities.  During the nine months ended November 30, 2014 and November 30, 2013, the Company used $80,244 and $Nil for investing activities.   Cash Flows from investing activities in the period ended November 30, 2014 represents the Company’s loan with its affiliate Phoenix Pharms Capital Corporation.

Cash flow from Financing Activities.  During the nine months ended November 30, 2014, the Company received proceeds of $375,925 from the sale of its common stock, $135,000 from the issuance of convertible promissory notes payable, and $600,000 from a securities purchase agreement.  During the nine months ended November 30, 2013, the Company received $35,015 related to financing activities for its discontinued operations.

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

Item 4.  Controls and Procedures

During the period ended November 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of November 30, 2014.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of November 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended November 30, the Company sold 440,300 shares of its restricted common stock to accredited investors for consideration for proceeds of $375,925.  The shares are reserved for issuance, and will be issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

During the nine months ended November 30, 2014, the Company sold 6,666,667 shares of its restricted common stock to YP Holdings together with 13,333,334 warrants to purchase its common stock at an exercise price of $0.20 per share under a securities purchase agreement and registration rights agreement.  Pursuant to the registration rights agreement with YP Holdings, the Company has filed a registration statement on Form S-1 to register all shares issued under the securities purchase agreement

Item 3.   Defaults Upon Senior Securities.

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

Dated: January 20, 2015

MediJane Holdings Inc.

By:

/s/Russell Stone

Russell Stone

Chief Executive Officer

Chief Financial Officer