Form 10-Q/A
period 2014-11-30
MEDIJANE HOLDINGS INC.
filed 2015-03-09
CIK 1493212

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock on March 9, 2015:   361,322,812

MEDIJANE HOLDINGS INC.

FORM 10-Q /A

For the quarterly period ended November 30, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	23

SIGNATURES	24

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

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	November 30,
	2014	2013
	$	$
Operating Activities

Net loss	(2,262,566)	-
Loss from discontinued operations	(722)	-

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	650,250	-
Non-cash amortization of discount on convertible notes payable	557,022	-
Non-cash interest expense on convertible notes payable	7,725	-
Non-cash stock option compensation	112,914	-
Debt issuance costs	20,000	-

Changes in operating assets and liabilities:

Accounts receivable	(3,180)	-
Inventory	(13,611)	-
Prepaid expense and deposits	(209,110)	-
Accounts payable and accruals	147,223	-
Net changes in operating assets and liabilities - discontinued operations	-	(35,456)
Net Cash provided by(used for) operating activities - current operations	(994,055)	-
Net Cash provided by(used for) operating activities - discontinued operations	302	(35,456)

Investing Activities	-	-
Related party notes receivable	(80,244)	-
Net Cash Used In Investing Activities - continuing operations	(80,244)	-
Net Cash Used In Investing Activities - discontinued operations	-	-

Financing Activities
Proceeds from notes payable	135,000	-
Due to related parties	-	-
Proceeds from issuance of common shares	975,925	-
Net changes in financing activities – discontinued operations	-	35,015
Net Cash Provided By Financing Activities - continuing operations	1,110,925	-
Net Cash Provided By Financing Activities - discontinued operations	-	35,015

Increase (Decrease) in Cash - continuing operations	36,928	-
Increase (Decrease) in Cash - discontinued operations	-	(141)

Cash – Beginning of Period - continuing operations	6,104	-
Cash – Beginning of Period - discontinued operations	-	1,704

Cash – End of Period – continuing operations	43,032	-
Cash – End of Period – discontinued operations	-	1,263

Supplemental disclosures
Interest paid	-	-
Income tax paid	-	-
Non-cash issuance of stock for consulting agreements	200,000	-
Non-cash issuance of stock for license agreement, related party	13,000,000	-
Non-cash issuance of stock for distribution agreement	172,000	-

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

Basis of Consolidation ~~-~~ – The consolidated financial statements include the accounts of Medi Holdings, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounts receivable - Accounts receivable consists of trade accounts arising in the normal course of business.  No interest is charged on past due accounts.  Accounts receivable are carried at the original invoice amount less a reserve for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

Basic and Diluted Net Loss per Share - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.   At November 30, 2014, the Company had outstanding stock options outstanding, the Company does not deem these options to be dilutive as the exercise price exceeds the current fair market value of the Company’s common stock.   At November 30, 2014 and 2013, the Company had did not have potentially dilutive shares outstanding.

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

4.

Intangible Assets

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

5.

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

6.

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

7.

MediHoldings, Inc.

On March 17, 2014, MediHoldings, Inc. (“MediHoldings”), a Colorado corporation, was formed as a wholly-owned subsidiary of the Company.

8.

MediSales (CA), Inc.

On June 27, 2014, MediSales (CA), Inc. (“MediSales”), a California corporation, was formed as a wholly-owned subsidiary of the Company.

9.

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

10.

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

11.

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

On November 19 2014, the Company reserved for issuance 200,000 shares of its common stock as prepaid compensation related to two consulting agreements each for one-year of marketing services.  The Company values the issuance of shares at $119,666, which will be amortized over the twelve months beginning November 2014 to October 2015.

During the nine months ended November 30, 2014 the Company sold 6,666,667 shares of its restricted common stock to YP Holdings for $600,000 under a Securities Purchase Agreement as discussed below.  As of November 30, 2014, these shares are reserved for issuance, and will be issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

12.

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

13.

Convertible Promissory Note

On June 24, 2014, the Company entered into a securities purchase agreement with Typenex Co-Investment, LLC, a Utah limited liability company.  Under this agreement, the registrant has issued a secured convertible promissory note in the original principal amount of $1,105,000, deliverable in eleven tranches (the “ Typenex Note”).  On the closing date, Typenex delivered the initial cash purchase price of $150,000, plus any interest, costs, fees or charges accrued under the Typenex Note , including the original issue discount of $20,000 .  The outstanding principal and accrued and unpaid interest on the Typenex Note is convertible at any time into shares of common stock at a conversion price of $1.00, subject to adjustment as described below (the “Lender Conversion Price”).  As of June 24, 2014, the Company evaluated the Beneficial Conversion Feature under this note and determined as of June 24, 2014, there was no beneficial conversion feature as the Lender Conversion Price exceeded the fair market value of the Company’s common stock.

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

Each subsequent tranche will be in the amount of $85,000, plus any interest, costs, fees or charges accrued thereon under the terms of the Typenex N ote, including the original issuer discount of $8,500.  Each tranche will be accompanied by its own secured investor note (the “Investor Notes”).  The Company has agreed to pay $5,000 to cover Typenex’s legal fees, accounting costs, due diligence, monitoring and other transaction costs in connection with the purchase and sale of the Typenex N ote.  All loans received bear an interest rate of 10% per annum.  The loan is due 23 months after the initial cash purchase price is delivered to the Company.  Typenex has pledged a 40% membership interest in Typenex Medical, LLC to secure its obligations under all of the Typenex N ~~n~~ otes.

A warrant to purchase shares of the Company has been issued to Typenex as of June 24, 2014.  This warrant grants Typenex the ability to purchase a number of fully paid and non-assessable shares of the Company’s stock, par value $0.001, equal to $552,500 divided by the market price.  This warrant is issued pursuant to the terms of the securities purchase agreement as described above.

Provided there is an outstanding balance, the Company will pay an installment amount equal to $61,388.89 plus any accrued and unpaid interest on the installment due date, which is six months after the initial loan disbursement.  This installment amount is the maximum that must be paid on any given installment due date, and is limited by the amounts owed.  This amount can be converted at the lesser of either the lender conversion price or at 70% of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the applicable conversion.  Should the average trading price be less than $0.35 during any such period, then the conversion factor will be reduced to 65% for all future conversion , additionally the conversion price will be reduced by 5% if the Company’s common stock is not available for DWAC .  Should the Company decide to prepay this amount, there is a prepayment premium equal to 125% of the outstanding balance of the Typenex N ote.  Should the prepayment premium not be paid within 2 days of the prepayment notice, the Company forfeits its right to prepay the Typenex N ote.

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

In the event of a default, the Typenex N ote may be accelerated by Typenex by providing written notice to the Company.  The outstanding balance is immediately due and payable at the greater of the outstanding balance divided by the installment conversion price, or the default effect, which is calculated by multiplying the conversion eligible outstanding balance by 15% for each major default or 5% for each minor default and then adding the resulting product to the outstanding balance as of the date of default.  In addition, an interest rate of the lesser of 22% per annum (or the maximum rate permitted under law) will be applied to the outstanding balance.  Typenex is prohibited from owning more than 4.99% of the Company’s outstanding shares, unless the market capitalization of the Company’s common stock is less than $10,000,000, in which case Typenex is prohibited from owning more than 9.99% of the Company’s outstanding shares.

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

14.

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

15.

Subsequent Events

Resignation of Director

On February 18, 2015, Ronald Lusk resigned from his position as a director of the Company.

License Agreement – Phoenix BioPharmaceuticals

On January 5, 2015, the Company entered into an additional license agreement with Phoenix Bio Pharmaceuticals Corporation to expand the territories covered under its original license agreement dated March 14, 2014.  Under the terms of the additional license agreement, the Company acquired the marketing rights to distribute products developed by Phoenix Bio Pharmaceuticals Corporation in Australia and New Zealand for ten years.  In exchange for the license, the Company has issued 250,000,000 restricted common shares at $0.016 per common share, for an aggregate value of $4,000,000.  This amount represents 33% over the market value on the date of execution of the license agreement.  The Company will begin to amortize the value of the license agreement upon the first sale in one of the two countries covered by the license, and will continue to amortize over the life of the license agreement.

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

Phoenix Pharms Capital Promissory Note

On January 16, 2015, the Company extended the terms of the Promissory Note with Phoenix Pharms Capital from November 30, 2014 to February 28, 2015.

Convertible Promissory Note – Typenex

Notice of Default – on January 9, 2015, the Company received a Notice of Default from Typenex under the Convertible Promissory Note described in Note 12 above.  In the letter, the noteholder described two major defaults where the Company failed to meet its obligations under the Typenex Note.  The first default was triggered on December 16, 2014 related to a request from the noteholder to increase the number of shares reserved for issuance under the Typenex Note on the books of the Company’s transfer agent.  The second default was triggered on December 27, 2014, when the Company failed to make its first installment payment of $61,888.89 according to the terms of the Typenex Note.  Each default triggered a penalty of 115% of the then outstanding principal and accrued and unpaid interest and triggers the interest rate to 22%. As of January 9, 2015, the outstanding principal, accrued interest and accrued penalties on the Typenex Note was $239,483.61.  On January 23, 2015, the Company satisfied its first default by instructing its transfer agent to reserve a total of 50,925,000 shares of common stock covering the potential conversion of the original principal value of the Typenex Note ($1,100,000) plus common shares issuable upon the exercise of warrants underlying the Typenex Note.  On February 12, 2015, the Company received a notice from Typenex waiving the penalties on the December 16, 2014 default and waived $26,755.16 of penalies imposed on December 16, 2014.  Under the terms of the Typenex Note, the Lenders Conversion Price will reset to 60% of the average of the three lowest closing bid prices of the Company’s common stock in the 20 days prior to conversion.  As of December 16, 2014, the Company has re-evaluated the beneficial conversion feature under the Typenex Note and has recorded a liability for the beneficial conversion feature totaling $230,392.  This discount will be amortized over the remaining life of the Typenex Note.

On February 3, 2015, the Company exercised its borrower offset right under the Typenex Note.  Through this offset right, the Company is entitled to deduct and offset any amount owing by Typenex under the initial securities purchase agreement dated June 24, 2014 from any amount owed by the Company under the note.  The combined balance of the secured investor notes and the investor notes as of the January 28, 2015 offset date was $890,800.  In addition, the note balance prior to the offset included $85,000 of unearned original issue discounts.

In conjunction with the Company’s exercise of its offset right, the Company and Typenex each hereby acknowledge that the secured investor notes and the investor notes were offset against the Company balances owed under the note as of the offset date, and as a result thereof, each of the secured investor notes and the investor notes is deemed to have been paid in full and are now cancelled and terminated and the Company balance owed under the note has been reduced to $218,028.47 as of the offset date.  Additionally, the Company specifically acknowledges that Typenex has no further obligations under any of the secured investor notes and investor notes.

Further, the Company acknowledges that the investor pledge agreement, dated June 24, 2014, and all security interests granted thereunder with respect to the collateral (as defined in the investor pledge agreement have terminated and all such security interests shall be deemed released.

Notice of Conversion – Between January 15, 2015 and March 2, 2015, the Company has received conversion notices from its noteholder on the Typenex Note to convert principal on the Typenex Note into shares of the Company’s Common Stock at a market price as defined by the Typenex Note.  The table below lists the conversion activity and the shares of common stock issued pursuant to each conversion:

Date of Notice	Principal	Market Price*	Common Stock issued
January 15, 2015	$20,000	$0.00712	2,808,989
February 5, 2015	$18,500	$0.00257	7,206,856
March 2, 2015	$14,000	$001393	10,050,257
Total	$52,500		20,066,102

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

Cash flow from Operating Activities.  During the nine months ended November 30, 2014, we had a net loss of $2,262,566, and a loss from discontinued operations of $722.  We had the following positive adjustments to reconcile net loss to net cash used in operating activities: $650,250 for amortization, $557,022 for non-cash amortization of discount on convertible notes payable, $7,725 on non-cash interest expense on convertible notes payable, $112,914 on non-cash stock option compensation, and $20,000 on debt-issuance costs.  We had the following changes in operating assets and liabilities: $3,180 due to accounts receivable, $13,611 due to inventory, $209,110 due to prepaid expense and deposits, and $147,223 due to accounts payable and accruals.  As a result, we had net cash used for current operating activities of $994,055, and net cash provided by discontinued operating activities of $302.

During the nine months ended November 30, 2013, we had a change of $35,456 due to changes in operating assets and liabilities for discontinued operations, resulting in net cash used for discontinued operating activities of $35,456 for the period.

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

On November 19 2014, the Company reserved for issuance 200,000 shares of its common stock as prepaid compensation related to two consulting agreements each for one-year of marketing services.  The Company values the issuance of shares at $119,666, which will be amortized over the twelve months beginning November 2014 to October 2015.

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

Dated: March 9, 2015

MediJane Holdings Inc.

By:

/s/Russell Stone

Russell Stone

Chief Executive Officer

Chief Financial Officer