Form 10-K
period 2015-02-28
MEDIJANE HOLDINGS INC.
filed 2015-07-29
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ______________

Commission file number   333-167275

MEDIJANE HOLDINGS INC.

(Exact name of Company as specified in its charter)

Nevada	46-0525378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2011 Ken Pratt Boulevard, Suite 300 Longmont, CO	80501
(Address of principal executive offices)	(Zip Code)

Company's telephone number, including area code:    (720) 442-7242

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes      . No  X .

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes  X . No     .

Indicate by check mark whether the Company has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes  X . No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     .

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The aggregate market value of Common Stock held by non-affiliates of the Company was $16,885,689 based on a $0.18 average bid and asked price of such common equity, as of August 29, 2014, the last business day of the Company’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the Company’s classes of common stock as of the latest practicable date: 423,927,259 common shares as of July 28, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15 Exhibits, Financial Statement Schedules
SIGNATURES	56

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

General Overview

The Company was incorporated in the State of Nevada on April 21, 2009, under the name Mokita Exploration, Ltd.    The Company originally intended to develop its business as a mineral exploration company, however, due to the low supply of potentially profitable mining properties, our company abandoned its original plan and restructured its business strategy.  We then focused our efforts on developing a business as a provider of credit card payment services for Canadian customers.  To reflect the Company’s new focus, on February 5, 2010, we filed a Certificate of Amendment to the Articles of Incorporation changing our name to Mokita, Inc.

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

Our Business

After the change of control on February 27, 2014, the Company became a medical delivery systems company with a pharmaceutical approach to cannabinoid treatment of various illnesses with medical marijuana, currently being launched in Colorado and California.  As of July 8, 2015, we have changed our business to only focus on Cannabidiol (CBD) products.  CBD is a non-psychotropic cannabinoid that is not restricted as part of the U.S. Controlled Substance Act (CSA).  CBD is defined under the 2014 U.S. Farming Bill to be derivatives of the Industrial Hemp plant that contain less than 0.3% tetra-hydro-cannabinol (THC).  We will contract out the manufacturing of the products. Phoenix Bio Pharmaceuticals Corporation and other groups may manufacture our products under our license agreement.

License Agreement.  On July 8, 2015, the Company agreed to enter into a new licensing agreement with Phoenix Bio Pharmaceuticals Corporation. This new agreement shall replace the previous licensing agreements. The new licensing agreement shall be a non-exclusive, CBD only licensing agreement with Phoenix Bio Pharmaceuticals Corporation.  This license agreement operates for a twenty (20) year period.  Phoenix Bio Pharm has granted to the Company a license for the territory of North America, Australia and New Zealand to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm related to CBD based cannabinoid products and delivery systems for the treatment and management of illnesses.  Products falling under the license will include the following CBD products: transdermal patches, orally administered extracts, concentrated extracts for vaporizers and inhalers, sublingual and buccal dispensing products and extraction technology, suppository delivery systems, salves, creams, gels, lotions, and liquid extracts, and any products or active ingredients sourced through Phoenix Bio Pharm affiliates or third party suppliers or licensors.  The Company will also have the right to sublicense the rights acquired pursuant to the license agreement and to use and develop copyrighted materials of Phoenix Bio Pharm for marketing and distribution purposes.

In addition to the new license agreement, on July 8, 2015 the Company has entered into an exchange agreement with Phoenix Bio Pharm where all existing common shares held by Phoenix Bio Pharm (276,000,000) are exchanged for 2,000,000 Series B Preferred Shares, par value $0.0001.  These preferred shares are entitled to 100 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder.

Products

The Company is currently working with physicians, scientists, engineers and other professional in the United States and internationally to formulate a wide range of product delivery systems to assure our products are a precise and safe alternative as a potential treatment for chronic illness.  These statements have not been evaluated by the Food and Drug Administration.  These products are not intended to diagnose, treat, cure or prevent disease.

During the year ended February 28, 2015, the Company had launched the following products for medicinal use in the State of California:

MediJane Transdermal Patches. Developed out of the commitment for accurate dosing and the application of pharmaceutical grade delivery methods within the cannabis industry.  Six (6) formulations of patches are in development with ongoing research for many more to come.  The patches retail for approximately $8-$12.50 per patch.

Medi-Strip Relaxation: Medi-Strips are a thin-film strip designed for relaxation and relief of pain and inflammation.  The strips retail for approximately $7.50 per patch.

Following the changes to the licensing agreement, the Company has agreed to sell the subsidiary companies that had previously sold the aforementioned products to Phoenix Bio Pharmaceuticals Corporation.

Further, with the change of products to focus only on those containing CBD, the Company seeks to distribute its products nationally it plans to distribute and sell future products, including but not limited to:

Transdermal Patches

Thin Film Tongue Strips

Capsules

Oral Sprays

Suppositories

CannaVest Corp.

On December 23, 2014, the Company entered into an agreement to purchase $1,200,000 worth of raw material inventory to be obtained from CannaVest Corp. to use in the Company’s cannabidiol product formulations, and a convertible promissory note for $1,200,000 with CannaVest Corp.  The note accrues simple interest at a rate of 10% per annum and is due and payable in six months from the date of issue.  The note cannot be prepaid.  At any time, the outstanding principal amount of this note and all accrued but unpaid interest under this note can be converted into common shares at a price equal to the lesser of $0.02 per common share, the closing sale price, or the average of the lowest closing sale prices of the Company’s common shares during the five trading day period immediately preceding the date of such determination.  Should the Company default on this convertible promissory note, all outstanding obligations payable by the Company are immediately due and payable.  In addition, CannaVest Corp. may exercise any other right, power or remedy permitted by law.  Further, upon even of default, all unpaid obligations under this note shall bear interest at the rate of 12% per annum.

In connection with the convertible promissory note dated December 23, 2014, the Company subsequently issued warrants to purchase 20,000,000 common shares at an exercise price of $0.02 per common share to Kisha Spendthrift Trust, an affiliate of CannaVest Corp.  These warrants were issued on January 6, 2015.  In exchange for these warrants, the Company shall have access to the technical and management staff of CannaVest Corp. for the development of products to be manufactured from cannabidiol sourced from CannaVest Corp.  The Company has valued these warrants using the black scholes option pricing model at $197,663 and will record the expense related to the warrants in its fourth fiscal quarter.

On July 8, 2015, the Company authorized an exchange offer to CannaVest in which the Company offers to exchange its convertible promissory note in the original principal amount of $1,200,000 for 1,200,000 Series D preferred shares.  These shares are not entitled to any votive rights, and can be converted into common shares at a rate of $1.00 per common share.  Series D preferred shares are senior to common shares and Series B preferred shares, and holders of Series D preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business.  Upon issue of the dividend, the value of such Series D preferred shares shall be deemed to be retired.  As of the date of filing, CannaVest has not yet agreed to this exchange offer.

Strategic Alliances

Phoenix Bio Pharm is a biopharmaceutical company focused on the acquisition, development and manufacturing of key intellectual property relating to cannabinoid treatment methodologies and of medical delivery systems for the treatment and management of a wide variety of illness and conditions.

Sales and Marketing

The Company is currently developing a new sales and marketing plan for the launch of its CBD only product lines. This plan is expected to include the use of in-house and in-field sales representatives as well as an online sales strategy.

Industry Analysis

The health, wellness and cannabinoid industries in the United States have been growing due to a substantial growth in the numbers of states approving the use of medical and adult-use marijuana and cannabinoid products. Additionally, in recent years, several internationally recognized medical journals and medical professionals including CNN’s chief medical correspondent, Dr. Sanjay Gupta, have published results relating to the use of cannabinoids in the treatment of cancer, childhood seizures, Parkinson’s and Alzheimer’s disease, Multiple Sclerosis and pain management. This swell of interest in alternative health and wellness related to the use of cannabinoids is resulting in the establishment of new opportunities across many industries.  Individual states have passed legislation for the regulation of medical and recreational use, but the lack of federal mandates has created some uncertainty in the industry.

Competitive Analysis

The health, wellness and cannabinoid industries, specifically in states that have passed medicinal marijuana laws, are rapidly evolving and intensely competitive, and we expect that the competition will intensify in the future.  Barriers to entry are minimal. We believe while we currently may have advantages in this market, the growth of this market is able to allow us to take a market share if we can raise sufficient funds to commence full-scale operations.  We will compete on the basis of quality and value, whilst leveraging established brands and operators, and through customer preference.  Our competitors may be well established, substantially larger and have substantially greater market recognition, greater resources and broader capabilities than we have.  There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on our business, prospects, financial condition and results of operations

Website/Social Community

Our web site, www.medijane.co currently fills a public and media relations role. Members of the press, present and prospective investors, and other interested parties, can access the latest news and download professionally prepared press releases and high resolution photos; visitors can learn more about the Company and investors and the public can scroll through our photo galleries to stay abreast of the latest on-site happenings.

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

Revenue

The Company will receive revenue from the sales of its licensed products.

Government Regulations

As of July 8, 2015, the Company has shifted its business plan from medical marijuana preparations to solely focus on the sale of cannabinoid infused products that contain primarily Cannabidiol, which is a non-psychotropic cannabinoid that is not restricted as part of the U.S. Controlled Substance Act.  CBD is not restricted from sale in any state and is able to be sold through interstate commerce.

Employees

We have three (3) part-time employees in addition to Lewis “Spike” Humer, our interim Chief Executive Officer and Russell Stone, our Chief Operating Officer.

Item 1A.   Risk Factors

Not applicable to a smaller reporting company.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.   Properties

Our headquarters are located at 2011 Ken Pratt Boulevard, Suite 300, Longmont, CO 80501.  Our telephone number is (720) 442-7242.  This space consists of 1,200 square feet and is subleased through an affiliate at a monthly rental rate of $2,500.  We believe that this location will meet our requirements for the foreseeable future.

Item 3.   Legal Proceedings

We know of no material, existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Pink Sheets. Our common stock has been quoted on the OTC Bulletin Board from December 28, 2010 to March 6, 2014 under the symbol “MKIT”.  On March 7, 2014, the symbol was changed to “MJMD”.

The following table reflects the high and low bid information for our common stock and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board/Pink Sheets
Quarter Ended	High	Low
May 31, 2015	$0.00	$0.00
February 28, 2015	$0.00	$0.00
November 30, 2014	$0.21	$0.02
August 31, 2014	$0.18	$0.16
May 31, 2014	$0.82	$0.71
February 28, 2014	$0.34	$0.34
November 30, 2013	$0.51	$0.29
August 31, 2013*	$0.29	$0.29
May 31, 2013*	$0.29	$0.29

*The stock prices have been adjusted to retroactively reflect the 10 for 1 forward split effective August 7, 2013.

As of July 28, 2015, there were approximately 2,300 holders of record of our common stock. As of such date, 423,927,259 common shares were issued and outstanding.

The transfer agent for our common shares is ClearTrust LLC, located at 16540 Pointe Village Drive, Suite 206, Lutz, Florida 33558.  Their phone number is (813) 235-4490.

On July 8, 2015, the Company approved the creation of four classes of preferred stock.

-

Series A preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares.   These preferred shares are not entitled to any voting rights, and are convertible into common shares at a rate of $1.00 per common share at any time at the discretion of the holder. Series A preferred shares rank senior to the common shares and the Series B preferred shares with respect to the right to receive dividends.

-

Series B preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares.  These preferred shares are entitled to 100 vote for each share held, and are convertible into 100 common shares at any time at the discretion of the holder.  Series B preferred shares are senior to common shares.

-

Series C preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares.  These preferred shares are not entitled to any voting rights, and are convertible into common shares at a rate of $1.00 per common share at any time at the discretion of the holder.  Series C preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business.  Upon issue of the dividend, the value of such shares shall be deemed to be retired.  Series C preferred shares rank senior to the common shares and the Series B preferred shares with respect to the right to receive dividends.

-

Series D preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares.  These preferred shares are not entitled to any voting rights, and can be converted into common shares at a rate of $1.00 per common share.  Series D preferred shares are senior to common shares and Series B preferred shares, and holders of Series D preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business.  Upon issue of the dividend, the value of such Series D preferred shares shall be deemed to be retired.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended February 28, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended February 28, 2015.

On June 11, 2014, the Company sold 100,000 restricted common shares to accredited investors for consideration for proceeds of $75,000.  These common shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 16, 2014, we issued 6,666,667 common shares and 13,333,333 warrants to purchase common shares to YP Holdings, LLC pursuant to a securities purchase agreement.  YP Holdings, LLC paid $600,000 for these common shares and warrants.  These securities were issued under the Rule 4(a)(2) private placement exemption.  The purchaser had enough knowledge and experience to be considered a sophisticated investor, they have access to the type of information normally provided in a prospectus for a registered securities offering, and they have agreed not to resell or distribute the securities to the public until they have been registered.

On September 16, 2014, the Company issued David Pitt 453,333 warrants to purchase common shares.  Additionally, the Company issued Moody Capital LLC 80,000 warrants to purchase common shares.  Moody Capital LLC is owned by Tim Moody, a non-affiliate of the Company.  The warrants were issued in lieu of services valued at $104,578.  These securities were issued under the Rule 4(a)(2) private placement exemption.  The purchasers had enough knowledge and experience to be considered a sophisticated investor, they have access to the type of information normally provided in a prospectus for a registered securities offering, and they have agreed not to resell or distribute the securities to the public until they have been registered.

On July 8, 2015 the Company authorized an exchange agreement with Phoenix Bio Pharm where all existing common shares held by Phoenix Bio Pharm (276,000,000) are exchanged for 2,000,000 Series B Preferred Shares, par value $0.0001.  These preferred shares are entitled to 100 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder.

On July 8, 2015, the Company authorized an exchange letter to YP Holdings in which we would exchange the 6,666,667 common shares for 750,000 Series C preferred shares.  Series C preferred shares are not entitled to any voting rights, and are convertible into common shares at a rate of $1.00 per common share at any time at the discretion of the holder.  Series C preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business.  Upon issue of the dividend, the value of such shares shall be deemed to be retired.  Series C preferred shares rank senior to the common shares and the Series B preferred shares with respect to the right to receive dividends.  As of the date of this filing, YP Holdings has not yet agreed to this offer.

On July 8, 2015, the Company authorized an exchange offer to CannaVest in which the Company offers to exchange its convertible promissory note in the original principal amount of $1,200,000 for 1,200,000 Series D preferred shares.  These shares are not entitled to any voting rights, and can be converted into common shares at a rate of $1.00 per common share.  Series D preferred shares are senior to common shares and Series B preferred shares, and holders of Series D preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business.  Upon issue of the dividend, the value of such Series D preferred shares shall be deemed to be retired.  As of the date of filing, CannaVest has not yet agreed to this exchange offer.

Between January 15, 2015 and May 1, 2015, the Company issued 72,620,292 shares of common stock to Typenex under a Convertible Notes Agreement.

Equity Compensation Plan Information

On June 9, 2014, the board of directors approved the Company’s 2014 Stock Awards Plan.  Up to 10,000,000 common shares may be issued under the Plan.  On June 9, 2014, the board of directors approved the issuance of options to purchase 5,000,000 common shares to Ron Lusk, an officer and director at the option exercise price of $0.34 per common share with an effective date of February 27, 2013, the date the board of directors authorized the issuance of 5,000,000 common shares to Mr. Lusk.  Said common share issuance was subsequently unwound and the common shares are in the process of being cancelled.  On September 17, 2014, Mr. Lusk resigned from his position of CEO.  Pursuant to Mr. Lusk’s stock option agreement, the vested options issued and outstanding as of date of termination will be exercisable for one-year.  As of February 28, 2015, there were 2,500,000 vested options available for exercise.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended February 28, 2015.

Item 6.   Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended February 28, 2015 and February 28, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors".

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

On March 1, 2014, the Company discontinued its previous operations as an oil and gas enterprise to pursue its new operations as a medical marijuana sales and distribution company.  The results of operations for the year ended February 28, 2015 represent results of the new business.  The results of operations for the comparable period have been recorded as discontinued operations.

Revenues for the year ended February 28, 2015 was $23,549.  Cost of Sales for the year ended February 28, 2015 was $13,965.  Revenues and related expenses are primarily from the sale of cannabis products.

Amortization expense for the year ended February 28, 2015 was $1,350,533.  Amortization expense represents amortization expense related to the Company’s licensing and distribution agreements.

Product development expense for the year ended February 28, 2015 was $84,490.  Product development expenses primarily represent payments to Phoenix Bio Pharm ($15,000) and to Phoenix Pharms Capital ($64,000) to support the product development of branded products of the Company.

Sales and marketing expenses for the year ended February 28, 2015 were $240,406.  Sales and marketing expenses represent the early 2014 ramp up of the selling team, infrastructure and promotion of the Company.

Operations expenses for the year ended February 28, 2015 were $167,760.

General and administrative expenses for the year ended February 28, 2015 were $311,339. General and administrative expenses generally include costs for running the Company’s administrative office.

Professional fees for the year ended February 28, 2015 were $678,168.  Professional fees consist of cost of financing, legal, accounting, consulting and advisory services.  Included in professional fees are $552,500 of non-cash expenses related to the issuance of warrants for financing services related to the YP Note.

Lease operating expenses for the year ended February 28, 2015 totaled $34,185, respectively.

Other income and expense for the year ended February 28, 2015 totaled net expenses of $7,817,649 including a one-time expense of $8,500,000 from the impairment to the Company’s license agreements with Phoenix Bio Pharm, and $518,976 representing amortization expenses related to the Company’s convertible promissory notes dated June 24, 2014.  Included other expenses year ended February 28, 2015 is a gain of $722 from discontinued operations.

Net loss for the year ended February 28, 2015, totaled $11,974,946.

Net gain from discontinued operations for the year ended February 28, 2015 was $722.  Net losses from discontinued operations for the year ended February 28, 2014 was $54,547.

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

Liquidity and Capital Resources

At February 28, 2015, the Company had a cash balance of $9,400 compared with $6,104 at February 28, 2014.  The increase in cash was cash provided by financing activities during the year ended February 28, 2015 of $1,410,925, partially offset by cash used for operating expenses.

We believe that our cash on hand may not be sufficient for continued operations and may have to seek out additional funding to meet our inventory and operational needs.  We are currently seeking financing opportunities in the form of equity and/or debt financing to support our operational goals.

At February 28, 2014, the Company had a cash balance of $6,104 compared with $1,704 at February 28, 2013.  The increase in cash was attributed to an increase in convertible debt proceeds, partially offset by expenses discussed above.  The total asset balance as at February 28, 20144 was $6,104 compared to $41,918 at February 28, 2013.  The decrease in total assets was attributed to the other receivable related to the sale of the Company’s 1% working interest in the Premier property during fiscal year 2013.

Cash flow from Operating Activities.  During the year ended February 28, 2015, Company used $1,149,809 for operating activities.

Cash flow from Investing Activities.  During the year ended February 28, 2015, the Company incurred $258,122 from investing activities, representing its related party loan to Phoenix Pharms Capital.

Cash flow from Financing Activities.  During the year ended February 28, 2015, the Company received a net amount of $975,925 from financing activities related to sales of its common stock, and $385,000 of proceeds from notes payable and $50,000 from related notes payable.

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

From inception to February 28, 2015, revenues associated with the sale of oil is accounted for using the sales method, whereby revenue is recognized by the operator of the mineral properties for oil sold to purchasers with the Company recognizing the portion of its share of the revenues.

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

For the Year Ended February 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MediJane Holdings Inc.

We have audited the accompanying balance sheet of MediJane Holdings Inc. as of February 28, 2015 and 2014, and the related statement of operations, stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MediJane Holdings Inc. as of February 28, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

July 13, 2015

MEDIJANE HOLDINGS, INC.

Consolidated Balance Sheets

	February 28, 2015 $	February 28, 2014 $

ASSETS

Cash	9,400	6,104
Accounts receivable	2,300	-
Notes receivable, related party	258,122	-
Inventory	1,211,340	-
Prepaid expense	141,664	-

Total Current Assets	1,622,826	6,104

License agreement, net of amortization	7,166,667	-
Distribution agreement, net of amortization	154,800	–
Security deposit	1,250	-

Total Assets	8,945,543	6,104

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	252,536	10,016
Due to related parties	50,000	-

Current Liabilities	302,536	10,016

Convertible notes payable, net	389,484
Convertible notes payable, Cannavest	1,222,027
Asset retirement obligation	-	420

Total Liabilities	1,914,047	10,436

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 1,000,000,000 common shares, par value of $0.001 per share, Issued and outstanding: 361,322,812 and 63,000,000 common shares, respectively

	361,323	63,000

Additional paid-in capital	19,312,371	599,920

Accumulated deficit during the development stage	(12,642,198)	(667,252)

Total Stockholders’ Equity (Deficit)	7,031,496	(4,332)

Total Liabilities and Stockholders’ Equity	8,945,543	6,104

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, Inc.

Consolidated Statements of Operations

	For the years ended
	February 28,
	2015	2014
	$	$
Revenues	23,549	-
Cost of sales	13,965	-
Gross Profit	9,584	-

Operating expenses
Amortization expense	1,350,533	-
Product development expense	84,490	-
Sales and marketing expenses	240,406	-
Operations expense	167,760	-
General and administrative	311,338	-
Professional fees	678,168	-
Lease operating expenses	34,185	-

Total operating expenses	2,866,880	-

Loss before other expenses	(2,857,296)

Other income (expense)
Interest Income	2,687	-
Interest Expense	(102,083)	-
Loss on impairment of license agreement	(8,500,000)
Discount Amortization	(518,976)	-
Gain (loss) on discontinued operations	722	(54,547)

Total other expense	(9,117,650)	(54,547)

Net loss	(11,974,946)	(54,547)

Basic and diluted loss per common share
Income (loss) from continuing operations	(0.11)	(0.00)
Income (loss) from discontinued operations	0.00	0.00
Basic and diluted loss per common share	(0.11)	(0.00)

Weighted average shares outstanding – basic and diluted	112,955,461	63,000,000

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC,.

Consolidated Statements of Changes in Stockholders’ Deficiency

					Accumulated
	Common Stock		Stock	Additional	deficit during the
	Shares	Par value	subscriptions receivable	paid-in capital	development stage	Total
	#	$	$	$	$	$

Balance – February 28, 2013	7,800,000	7,800	–	103,557	(612,705)	(501,348)

Adjustment for stock split	70,200,000	70,200		(70,200)		-
Cancellation of shares issued to consultant	(15,000,000)	(15,000)		15,000		-
Stock option compensation expense				551,563		551,563
Net loss for year					(54,547)	(54,547)
Balance – February 28, 2014	63,000,000	63,000	–	599,920	(667,252)	(4,332)

Issuance of stock for license agreement	276,000,000	276,000		16.724.000		17.000.000
Issuance of common stock for distribution agreement	200,000	200		171,800		172,000
Issuance of common stock for cash	7,106,967	7,107		968.818		975,925
Issuance of common stock for compensation	5,000,000	5,000		195,000		200,000
Issuance of common stock for notes payable	10,015,845	10,016		28,484		38,500
Issuance of common stock warrant				854,741		854,741
Beneficial conversion feature on notes payable				(230,392)		(230,392)
Net loss for year					(11,974,946)	(11,974,946)
Balance – February 28, 2015	361,322,812	361,323	-	19,312,371	(12,642,198)	7,031,496

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the years ended
	February 28,
	2015	2014
	$	$
Operating Activities

Net loss	(11,974,946)	-
Loss from discontinued operations	(722)	(54,547)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	1,350,533	-
Non-cash cost of impairment of license agreement	8,500,000	-
Non-cash amortization of discount on convertible notes payable	518,976	-
Non-cash stock option compensation	360,576	-

Changes in operating assets and liabilities:

Accounts receivable	(2,300)	-
Inventory	(11,340)	-
Prepaid expense and deposits	(1,250)	-
Accounts payable and accruals	110,664	-
Net changes in operating assets and liabilities - discontinued operations	-	(9,218)
Net Cash provided by(used for) operating activities - current operations	(1,149,809)	-
Net Cash provided by(used for) operating activities - discontinued operations	302	(63,765)

Investing Activities
Related party notes receivable	(258,122)	-
Net Cash Used In Investing Activities - continuing operations	(258,122)	-
Net Cash Used In Investing Activities - discontinued operations	-	68,165

Financing Activities
Proceeds from notes payable	385,000	-
Due to related parties	50,000	-
Proceeds from issuance of common shares	975,925	-
Net changes in financing activities – discontinued operations	-	-
Net Cash Provided By Financing Activities - continuing operations	1,410,925	-
Net Cash Provided By Financing Activities - discontinued operations	-	-

Increase (Decrease) in Cash - continuing operations	3,296	4,400
Increase (Decrease) in Cash - discontinued operations	-	-

Cash – Beginning of Period - continuing operations	6,104	-
Cash – Beginning of Period - discontinued operations	-	1,704

Cash – End of Period – continuing operations	9,400	-
Cash – End of Period – discontinued operations	-	6,104

 (The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Continued from previous page)

Supplemental disclosures
Interest paid	-	-
Income tax paid	-	-
Non-cash issuance of stock for consulting agreements	500,000	-
Non-cash issuance of stock for license agreement, related party	17,000,000	-
Non-cash issuance of stock for distribution agreement	172,000	-
Non-cash issuance of stock for prepaid expenses	200,000	-
Non-cash issuance of stock for conversion of debt	38,500	-
Non-cash issuance of debt for inventory	1,200,000	-

MEDIJANE HOLDINGS, INC.

Notes to the Consolidated Financial Statements

1.

Nature of Operations and Continuance of Business

The company was incorporated in the State of Nevada on April 21, 2009 under the name Mokita Exploration, Ltd. (the “Company”).  On February 27, 2014, there was a change of control of the Company.  On February 28, 2014, our board of directors and a majority of holders of the Company’s voting securities approved a change of name of the Company to MediJane Holdings Inc.  A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on March 4, 2014.  A Certificate of Correction was subsequently filed with the Nevada Secretary of State on March 6, 2014 to correct a spelling error in the Company’s new name.  These amendments have been reviewed by FINRA and were approved for filing with an effective date of March 12, 2014.  The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on March 12, 2014 under our new ticker symbol "MJMD".

On February 27, 2014, after the change of control, the Company became a sales and distribution company focused on cannabinoid infused products for the treatment of medical conditions.

As of July 8, 2015, we have changed our business to only focus on Cannabidiol (CBD) products.  CBD is a non-psychotropic cannabinoid that is not restricted as part of the U.S. Controlled Substance Act (CSA), as defined under the 2014 U.S. Farming Bill to be derivatives of the Industrial Hemp plant that contain less than 0.3% tetra-hydro-cannabinol (THC).  We will contract out the manufacturing of the products. Phoenix Bio Pharmaceuticals Corporation and other groups may manufacture our products under our license agreement.

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

2.

Summary of Significant Accounting Policies

Basis of Presentation - The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is February 28

Basis of Consolidation – The consolidated financial statements include the accounts of Medi Holdings, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At February 28, 2015 and February 28, 2014, the Company did not hold any cash equivalents.

Accounts receivable - Accounts receivable consists of trade accounts arising in the normal course of business.  No interest is charged on past due accounts.  Accounts receivable are carried at the original invoice amount less a reserve for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

Basic and Diluted Net Loss per Share - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  At February 28, 2015, the Company had outstanding stock options outstanding, the Company does not deem these options to be dilutive as the exercise price exceeds the current fair market value of the Company’s common stock.  At February 28, 2015 and 2014, the Company had did not have potentially dilutive shares outstanding.

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

Comprehensive Loss - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2015 and 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

 A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of February 28, 2015.

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

4.

Intangible Assets

Effective September 1, 2014, the Company changed its method of computing amortization from a sales percentage method to the straight-line method for the intangible assets. Based on Statement of Financial Accounting Standards , “Accounting Changes and Error Corrections” FASB ASC 250, the Company determined that the change in depreciation method from an sales percentage method to a straight-line method is a change in accounting estimate affected by a change in accounting principle. Per FASB ASC 250, a change in accounting estimate affected by a change in accounting principle is to be applied prospectively. The change is considered preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets and provide greater consistency with the depreciation methods used by other companies in the Company's industry. The net book value of intangible assets acquired prior to September 1, 2014 with useful lives remaining will be depreciated using the straight-line method prospectively. As a result of the change to the straight-line method of amortizing the Company’s intangible assets, amortization expense increase $1,300,000 for the six month period ended February 28, 2015.

5.

License Agreement - Phoenix Bio Pharmaceuticals, Inc.

On March 14, 2014, the Company entered into a License Agreement with Phoenix Bio Pharmaceuticals Corporation (“Phoenix Bio Pharm”) where Phoenix Bio Pharm has granted exclusive rights to the Company for North America to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm for certain medical cannabinoid products and delivery systems for the treatment and management of illnesses.  The term of the License Agreement is Ten (10) years.  In consideration of the acquired license, the Company issued 26,000,000 shares of common stock to Phoenix Bio Pharm, valued at $13,000,000 based on a discounted cash flow model and the fair value of the assets acquired in the license agreement.  The Company will amortize the cost of the License Agreement over the ten year life.  As of February 28, 2015, the Company has recorded $1,300,000 of amortization expenses related to this License Agreement.  As of February 28, 2015, the Company has evaluated the value of the license agreement and has recorded an impairment loss in the amount of $6,500,000 reducing the book value of the license agreement to $6,500,000.

On January 5, 2015, the Company entered into an additional license agreement with Phoenix Bio Pharmaceuticals Corporation to expand the territories covered under its original license agreement dated March 14, 2014.  Under the terms of the additional license agreement, the Company acquired the marketing rights to distribute products developed by Phoenix Bio Pharmaceuticals Corporation in Australia and New Zealand for ten years.  In exchange for the license, the Company has issued 250,000,000 restricted common shares at $0.016 per common share, for an aggregate value of $4,000,000.  This amount represents 33% over the market value on the date of execution of the license agreement.  The Company will begin to amortize the value of the license agreement upon the first sale in one of the two countries covered by the license, and will continue to amortize over the life of the license agreement.  On February 28, 2015, the Company has evaluated the value of the license agreement and has recorded an impairment loss in the amount of $2,000,000 reducing the book value of the license to $2,000,000.

On July 8, 2015, the Company agreed to enter into a new licensing agreement with Phoenix Bio Pharmaceuticals Corporation. This new agreement shall replace the previous licensing agreements. The new licensing agreement shall be a non-exclusive, CBD only licensing agreement with Phoenix Bio Pharmaceuticals Corporation.  This license agreement operates for a twenty (20) year period.  Phoenix Bio Pharm has granted to the Company a license for the territory of North America, Australia and New Zealand to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm related to CBD based cannabinoid products and delivery systems for the treatment and management of illnesses.  Products falling under the license will include the following CBD products: transdermal patches, orally administered extracts, concentrated extracts for vaporizers and inhalers, sublingual and buccal dispensing products and extraction technology, suppository delivery systems, salves, creams, gels, lotions, and liquid extracts, and any products or active ingredients sourced through Phoenix Bio Pharm affiliates or third party suppliers or licensors.  The Company will also have the right to sublicense the rights acquired pursuant to the license agreement and to use and develop copyrighted materials of Phoenix Bio Pharm for marketing and distribution purposes.

In addition to the new license agreement, on July 8, 2015 the Company has authorized into an exchange agreement with Phoenix Bio Pharm where all existing common shares held by Phoenix Bio Pharm (276,000,000) are exchanged for 2,000,000 Series B Preferred Shares, par value $0.0001.  These preferred shares are entitled to 100 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder.

6.

Distribution Agreement – Go Kush, Inc.

On May 13, 2014, the Company entered into a distribution agreement with GoKush.com (www.gokush.com) that is part of a not-for-profit California Cooperative Corporation that is dedicated to providing safe and legal access to medical marijuana for patients throughout California.  Pursuant to the Agreement, amongst other things, GoKush agreed to become the online ordering platform for the ordering and re-stock of the Company’s products in California for a ten (10) year term and the Company has issued GoKush 200,000 shares of the Company’s restricted common stock valued at $172,000.  The Company will amortize the cost of the Distribution Agreement over the ten year life beginning October 2014 when on-line sales of product commenced.  As of February 28, 2015, the Company has recorded $17,200 of amortization expense related to this distribution agreement.

7.

CannaVest, Inc.

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

Warrant Agreement

In connection with the convertible promissory note dated December 23, 2014, the Company subsequently issued warrants to purchase 20,000,000 common shares at an exercise price of $0.02 per common share to Kisha Spendthrift Trust, an affiliate of CannaVest Corp.  These warrants were issued on January 6, 2015.  In exchange for these warrants, the Company shall have access to the technical and management staff of CannaVest Corp. for the development of products to be manufactured from cannabidiol sourced from CannaVest Corp.  The Company has valued these warrants using the black scholes option pricing model at $197,663 and recorded the expense related to the warrants as stock based compensation.

8.

MediHoldings, Inc.

On March 17, 2014, MediHoldings, Inc. (“MediHoldings”), a Colorado corporation, was formed as a wholly-owned subsidiary of the Company.

9.

MediSales (CA), Inc.

On June 27, 2014, MediSales (CA), Inc. (“MediSales”), a California corporation, was formed as a wholly-owned subsidiary of the Company.

10.

Discontinued Operations

On March 1, 2014, the Company discontinued its prior operations as an oil and gas company and began its operations as a sales and distribution company focused on cannabinoid infused products for the treatment of medical conditions.  The statements for the year ended February 28, 2014 have been adjusted to reflect the accounting treatment related to the discontinued operations.

11.

Related Party Transactions

Martin Tindall

Mr. Martin Tindall, assists the Company with business development activities through the Advisory Services Agreement with Kronos as discussed below.  Mr. Tindall serves as an Executive Director of Kronos.  Mr. Tindall serves as Interim CEO and a Director of Phoenix Pharms Capital Corporation.  Mr. Tindall also serves as a director of Phoenix Bio Pharmaceuticals Corporation.

Kronos International Investments Ltd. (“Kronos”)

Sublease Agreement:  Effective March 1, 2014, the Company entered into a Sublease Agreement with Kronos International Investments, Ltd for a four (4) year term.  The monthly sublease rent is $2,500 per month.  During the year ended February 28, 2015, the Company paid Kronos $22,500 in rent expense, and paid security deposit of $1,250.

Advisory Services: Effective March 1, 2014, the Company engaged Kronos to provide Advisory Services for a monthly retainer fee of $10,000 per month.  The advisory services include and are not limited to accounting and corporate compliance, business development and strategic planning services, corporate advisory and operational oversight.   Between March 1, 2014 and February 28, 2015, expenses related to the Advisory Services totaled $120,000.

Phoenix Bio Pharmaceuticals, Inc. (“Phoenix Bio Pharm”)

License Agreement:  On March 14, 2014, the Company entered into a License Agreement with Phoenix Bio Pharm where it has granted exclusive rights to the Company for North America to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm for certain medical cannabinoid products and delivery systems for the treatment and management of illnesses.  The term of the License Agreement is Ten (10) years.  In consideration of the acquired license, the Company issued 26,000,000 shares of common stock to Phoenix Bio Pharm, valued at $13,000,000 based on a discounted cash flow model and the fair value of the assets acquired in the license agreement. The Company will amortize the cost of the License Agreement over the ten year life.  As of February 28, 2015, the Company has recorded $1,300,000 of amortization expense related to this agreement. As of February 28, 2015, the Company has evaluated the value of the license agreement and has recorded an impairment loss in the amount of $6,500,000 reducing the book value of the license agreement to $6,500,000.

On January 5, 2015, the Company entered into an additional license agreement with Phoenix Bio Pharmaceuticals Corporation to expand the territories covered under its original license agreement dated March 14, 2014.  Under the terms of the additional license agreement, the Company acquired the marketing rights to distribute products developed by Phoenix Bio Pharmaceuticals Corporation in Australia and New Zealand for ten years.  In exchange for the license, the Company has issued 250,000,000 restricted common shares at $0.016 per common share, for an aggregate value of $4,000,000.  This amount represents 33% over the market value on the date of execution of the license agreement.  The Company will begin to amortize the value of the license agreement upon the first sale in one of the two countries covered by the license, and will continue to amortize over the life of the license agreement.  On February 28, 2015, the Company has evaluated the value of the license agreement and has recorded an impairment loss in the amount of $2,000,000 reducing the book value of the license to $2,000,000.

On July 8, 2015, the Company agreed to enter into a new licensing agreement with Phoenix Bio Pharmaceuticals Corporation. This new agreement shall replace the previous licensing agreements. The new licensing agreement shall be a non-exclusive, CBD only licensing agreement with Phoenix Bio Pharmaceuticals Corporation.  This license agreement operates for a twenty (20) year period.  Phoenix Bio Pharm has granted to the Company a license for the territory of North America, Australia and New Zealand to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm related to CBD based cannabinoid products and delivery systems for the treatment and management of illnesses.  Products falling under the license will include the following CBD products: transdermal patches, orally administered extracts, concentrated extracts for vaporizers and inhalers, sublingual and buccal dispensing products and extraction technology, suppository delivery systems, salves, creams, gels, lotions, and liquid extracts, and any products or active ingredients sourced through Phoenix Bio Pharm affiliates or third party suppliers or licensors.  The Company will also have the right to sublicense the rights acquired pursuant to the license agreement and to use and develop copyrighted materials of Phoenix Bio Pharm for marketing and distribution purposes.

In addition to the new license agreement, on July 8, 2015 the Company has authorized into an exchange agreement with Phoenix Bio Pharm where all existing common shares held by Phoenix Bio Pharm (276,000,000) are exchanged for 2,000,000 Series B Preferred Shares, par value $0.0001.  These preferred shares are entitled to 100 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder.

Related Party Loan:  Between March 1, 2014 and February 28, 2015, the Company has advanced Phoenix Bio Pharm in the form of a loan in the amount of $197,860. These transactions were originally recorded as prepayment on inventory and have subsequently been reclassified as loans.

Product Development - Between March 1, 2014 and February 28, 2015, the Company has recorded product development expenses paid to Phoenix Bio Pharm totaling $15,000.

Phoenix Pharms Capital Corporation (“Phoenix Pharms”)

Loan Funding:  From time to time, Phoenix Pharms has loaned the Company short term loans to cover its working capital needs.  Between March 1, 2014 and February 28, 2015, Phoenix Pharms advanced the Company $10,029.  As of February 28, 2015, this loan was paid in full.

Expense pass-through:  The Company and Phoenix Pharms share pro-rata in certain expenses for shared resources, typically for shared travel and consulting services.  Between March 1, 2014 and February 28, 2015, Phoenix Pharms invoiced pass through expenses to the Company totaling $30,421.   At February 28, 2015, the Company has applied the outstanding balance of $10,525 of pass through expenses against the related party loan as discussed below.

Related Party Loan:  On September 18, 2014, the Company advanced Phoenix Pharms a total of $85,000 as a short term loan.  The loan bears a simple interest rate of 8% and was due and payable on November 30, 2014.  As of February 28, 2015, the Company has received principal payments totaling $26,425 including cash payment of $15,900, and expense offset $10,525.  As of February 28, 2015, accrued interest on this loan is $2,687.  As of February 28, 2015, the outstanding balance due the Company on this related party loan is $61,262

New Product Development Agreement:  On October 23, 2014, the Company entered into a New Product Development Agreement (the “NPD Agreement”) with Phoenix Pharms for use of Phoenix Pharms’ expertise in identifying new product business development opportunities related to expanding the Company’s product offerings.  The NPD Agreement is for a period of four months at $16,000 per month.  As of February 28, 2015, the Company had paid $64,000 towards the NPD Agreement and has no further obligations under the NPD Agreement.

Russell Stone:  Mr. Russell Stone, the Company’s Chief Operating Officer, holds less than 5% of the outstanding common shares of Phoenix Pharms Capital Corporation indirectly through a trust.

Lewis “Spike” Humer:

Mr. Humer is the interim Chief Executive Officer and a director of the Company. Mr. Humer is a director of Phoenix Pharms Capital Corporation and Phoenix Bio Pharmaceuticals Corporation. Previously, Mr. Humer served as CEO of Phoenix Bio Pharmaceuticals and CEO of Phoenix Pharms Capital Corporation. As of August 2014, the Company began paying Mr. Humer a consulting fee of $1,500 per week.  As of February 28, 2015, the Company has paid Mr. Humer $15,000 and has accrued a related party payable to Mr. Humer of $61,760.

12.

Common Stock

The Company has authorized 1,000,000,000 shares of its common stock, $0.001 par value.  On February 28, 2015, there were 361,322,812 shares of common stock issued and outstanding 53,000,000 shares of common stock reserved for issuance.  Effective August 23, 2013, the Company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 10 new for 1 old basis and, consequently, an increase to our authorized share capital from 100,000,000 to 1,000,000,000 common shares, with a par value of $0.001 per share.

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

On March 14, 2014, the Company issued 26,000,000 shares of its restricted common stock to Phoenix Bio Pharm as described in Note 5. On July 1, 2014, these restricted shares were issued.

On January 23, 2015, the Company issued 250,000,000 shares of its restricted common stock to Phoenix Bio Pharm as described in Note 5.

During the year ended February 28, 2015, the Company sold 440,330 shares of its restricted common stock to accredited investors for consideration for proceeds of $375,925.

On December 9, 2014, the Company issued 5,000,000 shares of its common stock as compensation under two consulting agreements, each for one-year of marketing services. The Company values the issuance of shares at $119,666, which will be amortized over the twelve months beginning November 2014 to October 2015.

On December 16, 2014, the Company issued 6,666,667 shares of its common stock to YP Holdings for $600,000 under a Securities Purchase Agreement as discussed below.

Between January 15, 2015 and February 28, 2015, the Company issued 10,015,845 shares of common stock to Typenex from the conversion of a total principal amount of $38,500 under a Convertible Notes Agreement as discussed in Note 14 below.

13.

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

Effective February 27, 2014, the Company’s former CEO and Director was granted incentive stock options to purchase 5,000,000 common shares of the Company at $0.34 per common share valued at $551,363.   Immediately upon the grant of the option, options to purchase 2,500,000 common shares vested.  The option to purchase the remaining 2,500,000 common shares shall vest in equal amounts over the next three years ending February 27, 2017.  As of February 18, 2015, the unvested options totaling 2,500,000 were cancelled upon resignation by the holder.  The remaining 2,500,000 vested options are exercisable until February 17, 2016.

The following table describes stock options outstanding and exercisable at February 28, 2015:

Options Outstanding and Exercisable
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Price	Life	Number	Price	Life

$0.34	2,500,000	$ 0.34	5	2,500,000	$0.34	5
	5,000,000			2,500,000

14.

Convertible Promissory Note

On June 24, 2014, the Company entered into a securities purchase agreement with Typenex Co-Investment, LLC, a Utah limited liability company.  Under this agreement, the Company has issued a secured convertible promissory note in the original principal amount of $1,105,000, deliverable in eleven tranches (the “Typenex Note”).  On the closing date, Typenex delivered the initial cash purchase price of $150,000, plus any interest, costs, fees or charges accrued under the Typenex Note, including the original issue discount of $20,000.  The outstanding principal and accrued and unpaid interest on the Typenex Note is convertible at any time into shares of common stock at a conversion price of $1.00, subject to adjustment as described below (the “Lender Conversion Price”).  As of June 24, 2014, the Company evaluated the Beneficial Conversion Feature under this note and determined as of June 24, 2014, there was no beneficial conversion feature as the Lender Conversion Price exceeded the fair market value of the Company’s common stock.

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

Each subsequent tranche will be in the amount of $85,000, plus any interest, costs, fees or charges accrued thereon under the terms of the Typenex Note, including the original issuer discount of $8,500.  Each tranche will be accompanied by its own secured investor note (the “Investor Notes”).  The Company has agreed to pay $5,000 to cover Typenex’s legal fees, accounting costs, due diligence, monitoring and other transaction costs in connection with the purchase and sale of the Typenex Note.  All loans received bear an interest rate of 10% per annum.  The loan is due 23 months after the initial cash purchase price is delivered to the Company.  Typenex has pledged a 40% membership interest in Typenex Medical, LLC to secure its obligations under all of the Typenex Notes.

A warrant to purchase shares of the Company has been issued to Typenex as of June 24, 2014.  This warrant grants Typenex the ability to purchase a number of fully paid and non-assessable shares of the Company’s stock, par value $0.001, equal to $552,500 divided by the market price.  This warrant is issued pursuant to the terms of the securities purchase agreement as described above.

Provided there is an outstanding balance, the Company will pay an installment amount equal to $61,389 plus any accrued and unpaid interest on the installment due date, which is six months after the initial loan disbursement.  This installment amount is the maximum that must be paid on any given installment due date, and is limited by the amounts owed.  This amount can be converted at the lesser of either the lender conversion price or at 70% of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the applicable conversion.  Should the average trading price be less than $0.35 during any such period, then the conversion factor will be reduced to 65% for all future conversion, additionally the conversion price will be reduced by 5% if the Company’s common stock is not available for DWAC.  Should the Company decide to prepay this amount, there is a prepayment premium equal to 125% of the outstanding balance of the Typenex Note.  Should the prepayment premium not be paid within 2 days of the prepayment notice, the Company forfeits its right to prepay the Typenex Note.

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

In the event of a default, the Typenex Note may be accelerated by Typenex by providing written notice to the Company.  The outstanding balance is immediately due and payable at the greater of the outstanding balance divided by the installment conversion price, or the default effect, which is calculated by multiplying the conversion eligible outstanding balance by 15% for each major default or 5% for each minor default and then adding the resulting product to the outstanding balance as of the date of default.  In addition, an interest rate of the lesser of 22% per annum (or the maximum rate permitted under law) will be applied to the outstanding balance.  Typenex is prohibited from owning more than 4.99% of the Company’s outstanding shares, unless the market capitalization of the Company’s common stock is less than $10,000,000, in which case Typenex is prohibited from owning more than 9.99% of the Company’s outstanding shares.

On a date that is 23 trading days from each date that the Company delivers conversion shares to Typenex, there is a true-up date in which the Company will deliver additional shares if the installment conversion price on that date is less than the installment conversion price used in the applicable installment notice.  These additional shares will be equal to the difference between the number of shares that would be delivered to Typenex at the time of the true-up date and the amount originally delivered.\

Notice of Default – on January 9, 2015, the Company received a Notice of Default from Typenex under the Convertible Promissory Note described in Note 12 above.  In the letter, the noteholder described two major defaults where the Company failed to meet its obligations under the Typenex Note.  The first default was triggered on December 16, 2014 related to a request from the noteholder to increase the number of shares reserved for issuance under the Typenex Note on the books of the Company’s transfer agent.  The second default was triggered on December 27, 2014, when the Company failed to make its first installment payment of $61,888.89 according to the terms of the Typenex Note.  Each default triggered a penalty of 115% of the then outstanding principal and accrued and unpaid interest and triggers the interest rate to 22%. As of January 9, 2015, the outstanding principal, accrued interest and accrued penalties on the Typenex Note was $239,483.61.  On January 23, 2015, the Company satisfied its first default by instructing its transfer agent to reserve a total of 50,925,000 shares of common stock covering the potential conversion of the original principal value of the Typenex Note ($1,100,000) plus common shares issuable upon the exercise of warrants underlying the Typenex Note.  On February 12, 2015, the Company received a notice from Typenex waiving the penalties on the December 16, 2014 default and waived $26,755.16 of penalies imposed on December 16, 2014.  Under the terms of the Typenex Note, the Lenders Conversion Price will reset to 60% of the average of the three lowest closing bid prices of the Company’s common stock in the 20 days prior to conversion.  As of December 16, 2014, the Company has re-evaluated the beneficial conversion feature under the Typenex Note and has recorded a liability for the beneficial conversion feature totaling $230,392.  This discount will be amortized over the remaining life of the Typenex Note.

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

In conjunction with the Company’s exercise of its offset right, the Company and Typenex each hereby acknowledge that the secured investor notes and the investor notes were offset against the Company balances owed under the note as of the offset date, and as a result thereof, each of the secured investor notes and the investor notes is deemed to have been paid in full and are now cancelled and terminated and the Company balance owed under the note has been reduced to $218,028 as of the offset date.  Additionally, the Company specifically acknowledges that Typenex has no further obligations under any of the secured investor notes and investor notes.

Further, the Company acknowledges that the investor pledge agreement, dated June 24, 2014, and all security interests granted thereunder with respect to the collateral (as defined in the investor pledge agreement have terminated and all such security interests shall be deemed released.

Notice of Conversion – Between January 15, 2015 and February 28, 2015, the Company has received conversion notices from its noteholder on the Typenex Note to convert principal on the Typenex Note into shares of the Company’s Common Stock at a market price as defined by the Typenex Note.  The table below lists the conversion activity and the shares of common stock issued pursuant to each conversion:

Date of Notice	Principal	Market Price*	Common Stock issued
January 15, 2015	$20,000	$0.00712	2,808,989
February 5, 2015	$18,500	$0.00257	7,206,856
Total	$38,500		10,015,845

*Market Price as defined by the Typenex Note

15.

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

16.

Securities Purchase Agreement

On September 17, 2014, the Company entered into a securities purchase agreement with YP Holdings, LLC.  YP Holdings, LLC has no material relationship with the Company other than with respect to this agreement.

Under this agreement, the purchasers will be purchasing units of one common share and two warrants to purchase common shares for $0.09 per unit, for a total of $600,000.  The common shares have a par value of $0.001 per share.  The warrants are exercisable for five years from the date of issuance and shall have an initial exercise price equal to $0.20.  As a result of this agreement, the Company will issue 6,666,667 common shares and 13,333,334 warrants to the purchasers.  On August 29, 2014 and September 17, 2014, the Company received gross proceeds of $100,000 and $500,000, respectively and has recorded financing fees of $18,000 and $52,000, related to this agreement.  The Company has valued these warrants using the Black Scholes option pricing model and has recorded expense related to the issuance of these warrants totaling $552,500 during the year ended February 28, 2015.

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

Additionally, on September 16, 2014, the Company issued warrants to purchase 533,333 common shares to consultants for services rendered.  The warrants expire five years from the date of issuance and are exercisable for $0.20 per share.  The Company has valued these warrants using the Black Scholes option pricing model and has recorded expense related to the issuance of these warrants totaling $104,578 during the year ended February 28, 2015.

17.

Subsequent Events

Notice of Conversion – Between March 1, 2015 and July __, 2015, the Company has received conversion notices from its noteholder on the Typenex Note to convert principal on the Typenex Note into shares of the Company’s Common Stock at a market price as defined by the Typenex Note.  Additionally, the Company has issued shares pursuant to the true up provisions as defined in the Typenex Note.  The table below lists the conversion activity and the shares of common stock issued pursuant to each conversion and shares issued:

Date of Notice	Principal	Market Price*	Conversion Shares	True Up Shares	Total Shares Issued
March 2, 2015	$14,000	$0.001393	10,050,257	-	10,050,251
March 31, 2015	-	-	-	22,045,006	22,045,006
May 14, 2015	$15,000	$0.000715	20,979,021	9,530,169	30,509,109
Total	$29,000		31,029,272	31,575,175	62,604,447

*Market Price as defined by the Typenex Note

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 21, 2014, Goldman Accounting Services CPA, PLLC, the independent registered principal accountants of the Company resigned.   The Company’s board of directors participated in and approved the decision to change independent registered public accounting firms pursuant to this resignation.

During the period from May 28, 2013, the date of engagement, to May 21, 2014, the date of resignation, there were no disagreements with Goldman Accounting Services CPA, PLLC, which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Goldman Accounting Services CPA, PLLC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  The reports of Goldman Accounting Services CPA, PLLC regarding the Company’s balance sheets as of February 28, 2013 and February 29, 2012 and the statements of operations, stockholders' deficit and cash flows for the years then ended did not provide an adverse opinion or disclaimer of opinion to our financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles.  The reports of Goldman Accounting Services CPA, PLLC however stated that there is substantial doubt about the Company’s ability to continue as a going concern. Further there were no other reportable events, as contemplated by Item 304(a)(1)(v) of Regulation S-K, during the two most recent fiscal years and the interim period up to the date of termination.

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

Prior to engaging DKM Certified Public Accountants on May 22, 2014, DKM Certified Public Accountants did not provide the Company with either written or oral advice that was an important factor considered by Company in reaching a decision to change our independent registered public accounting firm from Goldman Accounting Services CPA, PLLC to DKM Certified Public Accountants.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.   In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.  We did not maintain appropriate cash controls – As of February 28, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.  We did not implement appropriate information technology controls – As at February 28, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in the Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.

Our board of directors will nominate an audit committee or a financial expert on our board of directors in during the fiscal year ended February 29, 2016.

2.

We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of the Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position held with the Company	Term of Office
Lewis "Spike" Humer	56	Interim Chief Executive Officer	July 8, 2015 through present
		Director	April 25, 2014 through present

Russel Stone	40	Former Chief Executive Officer	September 17th, 2014 through July 8, 2015
		Chief Operating Officer	May 12th 2014 through present
		Interim Chief Financial Officer	October 20, 2014 through July 8, 2015
		Director	September 17, 2014 through present

The board of directors has no nominating, audit or compensation committee at this time.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Lewis “Spike” Humer – Age 56.  Interim Chief Executive Officer, Director.  On July 8, 2015, Mr. Humer was appointed as the interim Chief Executive Officer.  On April 25, 2014, Mr. Humer was appointed as a director of the Company and appointed Chairman of the Board to serve until the Company’s next annual meeting.   Since February 2014, Mr. Humer serves as Chief Executive Officer and a director of Phoenix Pharms Capital Corporation, Chief Executive Officer and a director of Phoenix Bio-Pharmaceuticals, and a director of Phoenix Pharms, Inc.  From 2004 to joining the Phoenix family of companies, Mr. Humer has provided services as an independent keynote speaker, professional trainer, organizational consultant, seminar leader and program facilitator.

Russell G. Stone – Age 41, Chief Operating Officer, Former Chief Executive Officer, Interim Chief Financial Officer, Interim Controller and Director.  On May 12, 2014, Russell G. Stone was appointed as the Company’s Chief Operating Officer.  On September 17, 2014, Mr. Stone was appointed Chief Executive Officer and a Director.  On October 20, 2014, Mr. Stone was appointed interim Chief Financial Officer and Controller.  On July 8, 2015, Mr. Stone resigned from his position as interim Chief Executive Officer, but he is remaining on as Chief Operating Officer and director.  From June 2011 to August 2013, Mr. Stone was president of Finiti Branding Group, LLC a company that he co-founded.   FBG

was a privately held company established to take advantage of the rapidly growing electronic cigarette industry.  In addition to being president of FBG, Mr. Stone held numerous positions at FBG, such as vice president of FBG’s supply chain and vice president of business insight management.  Mr. Stone held these positions until FBG was acquired by Victory Electronic Cigarettes in February 2014.

Since 2002, Mr. Stone has been a managing member and principal of Stone Financial Group, LLC, Jo-Bar Enterprises, LLC, and Stone Brothers Capital LLC. Those entities are in the businesses of participating in a diversified array of investment offerings that include, but are not limited to, lending, hospitality, real estate, medical, technology, and the secondary life insurance market. Mr. Stone's responsibilities within the companies include investor and broker relations, portfolio analysis, and management

Identification of Significant Employees

We have no significant employees, other than Lewis “Spike” Humer, our interim Chief Executive Officer and director, and Russell G. Stone, our chief operating officer, former chief executive officer, interim chief financial officer, controller and director.

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

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have three directors and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Indemnification

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company as provided in the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding, is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE COMPANY FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

Item 11.  Executive Compensation

The particulars of the compensation paid to the following persons:

 (a)  principal executive officer;

 (b)  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended February 28, 2015 and February 28, 2014; and

 (c)  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 28, 2015 and February 28, 2014, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lewis “Spike” Humer	2015	200,000	-	-	-	-	-	-	-
Interim CEO, Director	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Russell Stone	2015	250,000	-	-	-	-	-	-	-
COO, former CEO, interim CFO, director (1)	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Ronald Lusk (2)	2015	33,009	-	-	-	-	-	-	33,009
Former President, CEO, CFO, Treasurer. Former Director	2014	N/A	N/A	N/A	551,563	N/A	N/A	N/A	551,563
Irma N. Colón-Alonso (3)	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former President, CEO, CFO, Secretary, Treasurer and Director	2014	20,685	-	-	-	-	-	-	20,685

(1)

Lewis “Spike” Humer was appointed as Interim CEO of the Company on July 8, 2015.

(2)

Russell Stone was appointed as an officer on September 17, 2014.  Mr. Stone resigned as CEO on July 8, 2015.  He remains the COO, interim CFO, Controller, and Director of the Company.

(3)

Ronald Lusk resigned as an officer effective September 17, 2014, and resigned as a director as of February 18, 2015.

(4)

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

Lusk Option.  In consideration of Mr. Lusk acting as an officer of the Company, we agreed to issue 5,000,000 common shares to Mr. Lusk.   Subsequently, the Company and Mr. Lusk agreed to unwind the stock issuance.  Mr. Lusk agreed to retire the 5,000,000 common shares and return them to the unissued, authorized common shares of the Company.  Effective February 27, 2014, Mr. Lusk was granted incentive stock options to purchase 5,000,000 common shares of the Company at $.34 per common share valued at $551,363.   Immediately upon the grant of the option, options to purchase 2,500,000 common shares vested.  The option to purchase the remaining 2,500,000 common shares shall vest in equal amounts over the next three years, ending February 27, 2017.  On February 18, 2015, Mr. Lusk resigned from his appointment as a director of the Company, upon resignation the remaining unvested options totaling 2,500,000 were cancelled, and 2,500,000 are exercisable from a year from termination.

Lusk Employment Agreement.  Effective as of March 16, 2014, the Company entered into an employment agreement with Ron Lusk, an officer and director of the Company.  The term of the agreement is for five years and included among other things payment of a base salary of $108,000 for five years and an annual car allowance of $9,000.  On September 17, 2014, Mr. Lusk resigned as an officer of the Company, and the employment agreement was terminated. The Company has no further obligation to Mr. Lusk under the employment agreement.

Stock Option Plan

On June 9, 2014, the board of directors approved the 2014 Stock Awards Plan pursuant to which up to 10,000,000 common shares are authorized for issuance.

Stock Options/SAR Grants

Effective February 27, 2014, Mr. Lusk was granted incentive stock options to purchase 5,000,000 common shares of the Company at $.34 per common share valued at $551,363.   Immediately upon the grant of the option, options to purchase 2,500,000 common shares vested.  The option to purchase the remaining 2,500,000 common shares shall vest in equal amounts over the next three years ending February 27, 2017.  On February 18, 2015, Mr. Lusk resigned his position as a director of the Company, all unvested options were immediately cancelled, and the vested options are exercisable for one year from the date of termination.

Outstanding Equity Awards at Fiscal Year End

The following table describes stock options outstanding and exercisable at February 28, 2015:

Options Outstanding and Exercisable
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Price	Life	Number	Price	Life

$0.34	2,500,000(1)	$ 0.34	5	2,500,000(1)	$0.34	1
	5,000,000			2,500,000

(1)

Represents options owned by Ronald Lusk.

Option Exercises

During our fiscal year ended February 28, 2015 there were no options exercised by our named officers.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 24, 2015, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding common shares.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Russell G. Stone (3)	0 Direct	0.00%
2011 Ken Pratt Boulevard, Suite 210	158,718 Indirect	0.2%
Longmont, CO 80122

Lewis "Spike" Humer (4)	824,511 Direct	0.2%
2011 Ken Pratt Boulevard, Suite 210	291,000,000 Indirect	68.6%
Longmont, CO 80122

All officers and Directors as	824,511 Direct	0.2%
a Group (2 persons)	291,158,718 Indirect	68.7%

5% or more shareholders
Caduceus Industries LLC (5)	15,000,000 Direct	3.5%
2011 Ken Pratt Boulevard, Suite 2010
Longmont, CO 80501

Phoenix Pharms Capital Corporation (6)	15,000,000 Direct
2011 Ken Pratt Boulevard, Suite 2010		3.5%
Longmont, CO 80501

Phoenix Bio Pharmaceuticals Corporation (6)	276,000,000 Direct(9)	65.1%
2011 Ken Pratt Boulevard, Suite 2010
Longmont, CO 80501

Martin Tindall (7)	294,245,001 Indirect	69.4%
c/o Kronos International Investments
2011 Ken Pratt Boulevard, Suite 210
Longmont, CO 80501

YP Holdings, LLC (8)	23,293,366 Direct	5.3%
6002 Costera Lane
Dallas, TX 75248

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all common shares shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 423,927,259 issued and outstanding common shares as of July 24, 2015.

(3)

Russell G. Stone is an officer and a director of the Company. Includes indirect ownership of 22,874 common shares held by Mr. Stone’s spouse and 136,044 common shares held indirectly by Mr. Stone through a trust.

(4)

Lewis “Spike” Humer is a director of the Company.  Includes direct ownership of 824,611 common shares and indirect ownership of 291,000,000 common shares held by Caduceus (15,000,000) and Phoenix Bio Pharmaceuticals (276,000,000)

(5)

Caduceus Industries LLC is controlled by Phoenix Pharms Capital Corporation.

(6)

Lewis “Spike” Humer, a director of the Company, is also an officer and a director Phoenix Bio Pharmaceuticals Corporation and Phoenix Pharms Capital Corporation.

(7)

Martin Tindall, an officer of Kronos International Investments and a director and officer of Phoenix Pharms Capital Corporation, and a director of Phoenix Bio Pharmaceuticals.  Includes indirect ownership of 294,245,001 common shares held by Kronos International Investments (3,234,101), Caduceus (15,000,000), and Phoenix Bio Pharmaceuticas (291,0000,000)

(8)

YP Holdings, LLC is owned by Michal Yurkowsky, an unrelated party. Includes 6,666,667 shares of common stock and 13,333,334 warrants to purchase common stock as contemplated in this Offering.

(9)

On July 8, 2015, Phoenix Bio Pharm accepted our exchange offer, in which their the company authorized an exchange agreement to exchange,276,000,000 common shares for 2,000,000 Series B preferred Shares.  This exchange has not yet occurred.

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

Martin Tindall

Mr. Martin Tindall, assists the Company with business development activities through the Advisory Services Agreement with Kronos as discussed below.  Mr. Tindall serves as the CEO of Kronos. Mr. Tindall services as Interim CEO and a Director of Phoenix Pharms Capital Corporation.  Mr. Tindall also serves as a director of Phoenix Bio Pharmaceuticals Inc.

Kronos International Investments Ltd.

Sublease Agreement:  Effective March 1, 2014, the Company entered into a Sublease Agreement with Kronos for a four (4) year term.  The monthly sublease rent is $2,500 per month.  During the nine months ended November 30, 2014, the Company paid Kronos $22,500 in rent expense, and paid security deposit of $1,250.

Advisory Services: Effective March 1, 2014, the Company engaged Kronos to provide Advisory Services for a monthly retainer fee of $10,000 per month.  The advisory services include and are not limited to accounting and corporate compliance, business development and strategic planning services, corporate advisory and operational oversight.  Between March 1, 2014 and February 28, 2014, expenses related to the Advisory Services totaled $120,000.

Phoenix Bio Pharmaceuticals, Corporation.

License Agreement:  On July 8, 2015, the Company agreed to enter into a new licensing agreement with Phoenix Bio Pharmaceuticals Corporation. This new agreement shall replace the previous licensing agreements. The new licensing agreement shall be a non-exclusive, CBD only licensing agreement with Phoenix Bio Pharmaceuticals Corporation.  This license agreement operates for a twenty (20) year period.  Phoenix Bio Pharm has granted to the Company a license for the territory of North America, Australia and New Zealand to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm related to CBD based cannabinoid products and delivery systems for the treatment and management of illnesses.  Products falling under the license will include the following CBD products: transdermal patches, orally administered extracts, concentrated extracts for vaporizers and inhalers, sublingual and buccal dispensing products and extraction technology, suppository delivery systems, salves, creams, gels, lotions, and liquid extracts, and any products or active ingredients sourced through Phoenix Bio Pharm affiliates or third party suppliers or licensors.  The Company will also have the right to sublicense the rights acquired pursuant to the license agreement and to use and develop copyrighted materials of Phoenix Bio Pharm for marketing and distribution purposes.

In addition to the new license agreement, on July 8, 2015 the Company has authorized into an exchange agreement with Phoenix Bio Pharm where all existing common shares held by Phoenix Bio Pharm (276,000,000) are exchanged for 2,000,000 Series B Preferred Shares, par value $0.0001.  These preferred shares are entitled to 100 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder.

Related Party Loan:  Between March 1, 2014 and February 28, 2015, the Company has advanced Phoenix Bio Pharm in the form of a loan in the amount of $197,860.

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

Expense pass-through:  The Company and Phoenix Pharms share pro-rata in certain expenses for shared resources, typically for shared travel and consulting services.  Between March 1, 2014 and November 30, 2014, Phoenix Pharms invoiced pass through expenses to the Company totaling $30,421.   At November 30, 2014, the Company has applied the outstanding balance of $9,343 of pass through expenses against the related party loan as discussed below.

Related Party Loan:  On September 18, 2014, the Company advanced Phoenix Pharms a total of $85,000 as a short term loan.  The loan bears a simple interest rate of 8% and was due and payable on November 30, 2014.  As of February 28 2015, $26,425 of principal has been reduced by cash payment of $15,900 and expense offset of $10,525.  As of February 28, 2015 principal and interest outstanding on this related party note total $61,262.

New Product Development Agreement:  On October 23, 2014, the Company entered into a New Product Development Agreement (the “NPD Agreement”) with Phoenix Pharms for use of Phoenix Pharms’ expertise in identifying new product business development opportunities related to expanding the Company’s product offerings.  The NPD Agreement is for a period of four months at $16,000 per month.  As of February 28, 2015, the Company had paid $64,000 towards the NPD Agreement and has no further obligations under the NPD Agreement.

Russell Stone:  Mr. Russell Stone, the Company’s Chief Operating Officer, holds less than 5% of the outstanding common shares of Phoenix Pharms Capital Corporation indirectly through a trust.

Lewis “Spike” Humer:

Mr. Humer, serves as the interim Chief Executive Officer and as a director of the Company. Mr. Humer is a director of Phoenix Pharms Capital Corporation and Phoenix Bio Pharmaceuticals Corporation. Previously Mr. Humer served as  as CEO of Phoenix Bio Pharmaceuticals and CEO of Phoenix Pharms Capital Corporation. As of August 2014, the Company began paying Mr. Humer a consulting fee of $1,500 per week.  As of February 28, 2015, the Company has paid Mr. Humer $15,000 and has accrued a related party payable to Mr. Humer of $61,760.

Director Independence

We currently have two directors.  We have determined that we do not have an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Lock-up Agreements

Pursuant to the registration rights agreement between the Company and YP Holdings, LLC, the Company agreed to several lock-up agreements between itself and four shareholders of the Company: Phoenix Bio Pharmaceuticals Corporation, Ronald Lusk, Lewis Humer, and Caduceus Industries LLC.  Under these agreements, each shareholder has agreed that they will not offer, pledge, sell, contract to sell, grant any options for sale or transfer, distribute or dispose of, directly or indirectly, any shares of the Company for a 90 day period following the date that the registration statement is declared effective.

Item 14.  Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended February 28, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended February 28, 2015		Year Ended February 28, 2014
Audit fees	$16,500	$	Nil
Audit-related fees	$0	$	Nil
Tax fees	$0	$	Nil
All other fees	$0	$	Nil
Total	$16,500	$	Nil

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, February 28, 2015 and 2014

Statements of Operations for the years ended February 28, 2015 and 2014

Statements of Stockholders' Equity (Deficit) for the years ended February 28, 2015 and 2014

Statements of Cash Flows for the years ended February 28, 2015 and 2014

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation	Form S-1	June 3, 2010
3.2	Bylaws	Form S-1	June 3, 2010
3.3	Certificate of Amendment (filed May 2, 2010)	Form S-1	June 3, 2010
3.4	Certificate of Amendment (filed July 20, 2010)	Form 8-K	July 22, 2011
3.5	Certificate of Amendment (filed May 30, 2013)	Form 8-K	June 5, 2013
10.1	Form of Subscription Agreement	Form S-1/A	July 12, 2010
10.2	Investor Relations Agreement between our company and LiveCall Investor Relations Company dated April 28, 2011	Form 10-K	June 14, 2011
10.3	Participation Agreement between our company and Buckeye Exploration Company dated May 12, 2011	Form 8-K	June 8, 2011
10.4	Participation Agreement between our company and Premier Operating Company dated May 31, 2011	Form 8-K	June 8, 2011
10.5	Convertible Note between our company and Exchequer Finance Inc. dated March 15, 2012	Form 8-K	March 23, 2012
10.6	Stock Purchase Agreement	Form 8-K	March 6, 2014
10.7	License Agreement with Phoenix Bio Pharmaceutical Corporation	Form 8-K	May 20, 2014
10.8	Agreement with GoKush	Form 8-K	May 20, 2014
10.9	Securities Purchase Agreement with Typenex Co-Investment, LLC	Form 8-K	July 15, 2014
10.10	Securities Purchase Agreement with YP Holding, LLC	Form 8-K	September 23, 2014
10.11	Registration rights agreement with YP Holding, LLC	Form 8-K	September 23, 2014
10.12	Lock-up agreement with Phoenix Bio Pharmaceuticals Corp, Ron Lusk, Lewis Humer, and Caduceus Industries LLC	Form 8-K	September 23, 2014
10.13	License Agreement with Phoenix Bio Pharmaceutical Corporation	Form 8-K	January 8, 2015
10.14	Convertible Promissory Note issued to CannaVest Corp.	Form 8-K	January 8, 2015
16.1	Letter from M&K CPAs, PLLC to the SEC	Form 8-K/A	October 16, 2013
16.2	Letter from Goldman Accounting Services CPA, PLLC	Form 8-K	May 22, 2014

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIJANE HOLDINGS INC.

/s/Lewis “Spike” Humer

              Dated July 28, 2015

Lewis “Spike” Humer

Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Lewis “Spike” Humer

             Dated July 28, 2015

Lewis “Spike” Humer

Interim Chief Executive Officer

Director

/s/Russell G. Stone

Dated July 28, 2015

Russell G. Stone

Chief Operating Officer

Interim Chief Financial Officer

Director, Controller