Form 10-Q
period 2015-05-31
MEDIJANE HOLDINGS INC.
filed 2015-08-10
CIK 1493212

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended May 31, 2015

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

(720) 442-7242

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

The number of outstanding shares of the registrant's common stock on August 7, 2015: 423,927,259.

MEDIJANE HOLDINGS INC.

FORM 10-Q

For the quarterly period ended May 31, 2015

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26

SIGNATURES	27

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

Item 1.  Financial Statements

MEDIJANE HOLDINGS, INC.

Consolidated Balance Sheets

	May 31, 2015 $	February 28, 2015 $
	Unaudited	Audited
ASSETS

Cash	5,445	9,400
Accounts receivable	-	2,300
Notes receivable, related party	248,235	258,122
Inventory	1,205,519	1,211,340
Prepaid expense	91,664	141,664

Total Current Assets	1,550,863	1,622,826

License agreement, net of amortization	6,954,167	7,166,667
Distribution agreement, net of amortization	150,500	154,800
Security deposit	1,250	1,250

Total Assets	8,656,780	8,945,543

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	316,246	252,536
Due to related parties	110,000	50,000

Current Liabilities	426,246	302,536

Convertible notes payable, net	112,394	76,117
Convertible notes payable, Cannavest	1,252,274	1,222,027
Asset retirement obligation	-	-

Total Liabilities	1,790,914	1,600,680

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 1,000,000,000 common shares, par value of $0.001 per share, Issued and outstanding: 423,927,259 and 361,322,812 common shares, respectively

	423,928	361,323

Additional paid-in capital	19,592,134	19,625,738

Accumulated deficit during the development stage	(13,150,196)	(12,642,198)

Total Stockholders’ Equity (Deficit)	6,865,866	7,344,863

Total Liabilities and Stockholders’ Equity	8,656,780	8,945,543

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	May .31,
	2015	2014
	$	$
Revenues	2,435	-
Cost of sales	898	-
Gross Profit	1,537	-

Operating expenses
Amortization expense	216,800	-
Product development expense	-	15,000
Sales and marketing expenses	18,039	91,487
Operations expense	38,045	19,032
General and administrative	48,854	9,813
Professional fees	85,886	81,792
Lease operating expenses	7,500	7,500

Total operating expenses	415,124	224,624

Loss before other expenses	(413,587)	(224,624)

Other income (expense)
Interest Income	1,113	-
Interest Expense	(41,181)	-
Loss on impairment of license agreement	-
Discount Amortization	(54,343)	-
Gain (loss) on discontinued operations	-	722

Total other expense	(94,411)	722

Net loss	(507,998)	(223,902)

Basic and diluted loss per common share
Income (loss) from continuing operations	(0.00)	(0.00)
Income (loss) from discontinued operations	-	0.00
Basic and diluted loss per common share	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	391,408,944	63,000,000

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	May 31,
	2015	2014
	$	$
Operating Activities

Net loss	(507,998)	(233,902)
Loss from discontinued operations	-	(722)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	216,800	-
Non-cash cost of impairment of license agreement	-	-
Non-cash amortization of discount on convertible notes payable	54,343	-
Non-cash stock option compensation	50,000	-

Changes in operating assets and liabilities:

Accounts receivable	2,187	-
Inventory	5,821	-
Prepaid expense and deposits	-	(153,750)
Accounts payable and accruals	104,892	53,541
Net changes in operating assets and liabilities - discontinued operations	-
Net Cash provided by(used for) operating activities - current operations	(73,955)	(324,833)
Net Cash provided by(used for) operating activities - discontinued operations	-	302

Investing Activities
Related party notes receivable	10,000	-
Net Cash Used In Investing Activities - continuing operations	10,000	-
Net Cash Used In Investing Activities - discontinued operations	-	-

Financing Activities
Proceeds from notes payable	-	-
Due to related parties	60,000	20,933
Proceeds from issuance of common shares	-	300,925
Net changes in financing activities – discontinued operations	-	-
Net Cash Provided By Financing Activities - continuing operations	60,000	321,858
Net Cash Provided By Financing Activities - discontinued operations	-	-

Increase (Decrease) in Cash - continuing operations	(3,955)	(2,673)
Increase (Decrease) in Cash - discontinued operations	-	-

Cash – Beginning of Period - continuing operations	9,400	6,104
Cash – Beginning of Period - discontinued operations	-	-

Cash – End of Period – continuing operations	5,445	-
Cash – End of Period – discontinued operations	-	3,431

 (The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Continued from previous page)

Supplemental disclosures
Interest paid	-	-
Income tax paid	-	-
Non-cash issuance of stock for license agreement, related party		1,300,000
Non-cash issuance of stock for distribution agreement		172,000
Non-cash issuance of stock for conversion of debt	29,000	-

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

A significant item that requires management's estimates and assumptions is valuation of intangible assets, valuation allowances for income taxes, valuation of derivatives instruments and accrued liabilities, among others. Although management believes these estimates are reasonable, actual results could differ from these estimates.

Cash and cash equivalents - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At May 31, 2015 and February 28, 2015, the Company did not hold any cash equivalents.

Accounts receivable - Accounts receivable consists of trade accounts arising in the normal course of business.  No interest is charged on past due accounts.  Accounts receivable are carried at the original invoice amount less a reserve for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

Basic and Diluted Net Loss per Share - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  At February 28, 2015, the Company had outstanding stock options outstanding, the Company does not deem these options to be dilutive as the exercise price exceeds the current fair market value of the Company’s common stock.  At May 31, 2015 and 2014, the Company had did not have potentially dilutive shares outstanding.

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

Comprehensive Loss - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2015 and 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

 A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of May 31, 2015.

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

4.

Intangible Assets

Effective September 1, 2014, the Company changed its method of computing amortization from a sales percentage method to the straight-line method for the intangible assets. Based on Statement of Financial Accounting Standards , “Accounting Changes and Error Corrections” FASB ASC 250, the Company determined that the change in depreciation method from an sales percentage method to a straight-line method is a change in accounting estimate affected by a change in accounting principle. Per FASB ASC 250, a change in accounting estimate affected by a change in accounting principle is to be applied prospectively. The change is considered preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets and provide greater consistency with the depreciation methods used by other companies in the Company's industry. The net book value of intangible assets acquired prior to September 1, 2014 with useful lives remaining will be depreciated using the straight-line method prospectively. During the three months ended May 31, 2015, the Company recorded amortization expense related to the license agreement totaling $216,800.

5.

License Agreement - Phoenix Bio Pharmaceuticals, Inc.

On March 14, 2014, the Company entered into a License Agreement with Phoenix Bio Pharmaceuticals Corporation (“Phoenix Bio Pharm”) where Phoenix Bio Pharm has granted exclusive rights to the Company for North America to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm for certain medical cannabinoid products and delivery systems for the treatment and management of illnesses.  The term of the License Agreement is Ten (10) years.  In consideration of the acquired license, the Company issued 26,000,000 shares of common stock to Phoenix Bio Pharm, valued at $13,000,000 based on a discounted cash flow model and the fair value of the assets acquired in the license agreement.  The Company will amortize the cost of the License Agreement over the ten year life.  As of February 28, 2015, the Company has recorded $1,300,000 of amortization expenses related to this License Agreement.  As of February 28, 2015, the Company has evaluated the value of the license agreement and has recorded an impairment loss in the amount of $6,500,000 reducing the book value of the license agreement to $6,500,000.   During the three months ended May 31, 2015, the Company recorded amortization expense related to the license agreement totaling $162,500.

On January 5, 2015, the Company entered into an additional license agreement with Phoenix Bio Pharmaceuticals Corporation to expand the territories covered under its original license agreement dated March 14, 2014.  Under the terms of the additional license agreement, the Company acquired the marketing rights to distribute products developed by Phoenix Bio Pharmaceuticals Corporation in Australia and New Zealand for ten years.  In exchange for the license, the Company has issued 250,000,000 restricted common shares at $0.016 per common share, for an aggregate value of $4,000,000.  This amount represents 33% over the market value on the date of execution of the license agreement.  The Company will begin to amortize the value of the license agreement upon the first sale in one of the two countries covered by the license, and will continue to amortize over the life of the license agreement.  On February 28, 2015, the Company evaluated the value of the license agreement and recorded an impairment loss in the amount of $2,000,000 reducing the book value of the license to $2,000,000.  During the three months ended May 31, 2015, the Company recorded amortization expense related to the license agreement totaling $50,000.

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

In addition to the new license agreement, on July 8, 2015 the Company has authorized an exchange agreement with Phoenix Bio Pharm where all existing common shares held by Phoenix Bio Pharm (276,000,000) are exchanged for 2,000,000 Series B Preferred Shares, par value $0.0001.  These preferred shares are entitled to 500 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder.

6.

Distribution Agreement – Go Kush, Inc.

On May 13, 2014, the Company entered into a distribution agreement with GoKush.com (www.gokush.com) that is part of a not-for-profit California Cooperative Corporation that is dedicated to providing safe and legal access to medical marijuana for patients throughout California.  Pursuant to the Agreement, amongst other things, GoKush agreed to become the online ordering platform for the ordering and re-stock of the Company’s products in California for a ten (10) year term and the Company has issued GoKush 200,000 shares of the Company’s restricted common stock valued at $172,000.  The Company will amortize the cost of the Distribution Agreement over the ten year life beginning October 2014 when on-line sales of product commenced.  As of February 28, 2015, the Company has recorded $17,200 of amortization expense related to this distribution agreement.  As of May 31, 2015, the Company recorded $4,300 of amortization expense related to this distribution agreement.

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

Kronos International Investments Ltd. (“Kronos”)

Sublease Agreement:  Effective March 1, 2014, the Company entered into a Sublease Agreement with Kronos International Investments, Ltd for a four (4) year term.  The monthly sublease rent is $2,500 per month.  In March 2014, the Company paid a security deposit of $1,250 related to the sublease.   During three months ended May 31, 2015, the Company recorded rent expense payable to Kronos totaling $7,500.

Advisory Services: Effective March 1, 2014, the Company engaged Kronos to provide Advisory Services for a monthly retainer fee of $10,000 per month.  The advisory services include and are not limited to accounting and corporate compliance, business development and strategic planning services, corporate advisory and operational oversight.   During the year ended February 28, 2015, the Company recorded expenses related to the Advisory Services totaling $120,000.  Between March 1, 2015 and May 31, 2015, expenses related to the Advisory Services totaled $30,000.

Phoenix Bio Pharmaceuticals, Inc. (“Phoenix Bio Pharm”)

License Agreement:  On March 14, 2014, the Company entered into a License Agreement with Phoenix Bio Pharm where it has granted exclusive rights to the Company for North America to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm for certain medical cannabinoid products and delivery systems for the treatment and management of illnesses.  The term of the License Agreement is Ten (10) years.  In consideration of the acquired license, the Company issued 26,000,000 shares of common stock to Phoenix Bio Pharm, valued at $13,000,000 based on a discounted cash flow model and the fair value of the assets acquired in the license agreement. The Company will amortize the cost of the License Agreement over the ten year life.  As of February 28, 2015, the Company has recorded $1,300,000 of amortization expense related to this agreement. As of February 28, 2015, the Company has evaluated the value of the license agreement and has recorded an impairment loss in the amount of $6,500,000 reducing the book value of the license agreement to $6,500,000.  During the three months ended May 31, 2015, the Company recorded amortization expense related to the license agreement totaling $162,500.

On January 5, 2015, the Company entered into an additional license agreement with Phoenix Bio Pharmaceuticals Corporation to expand the territories covered under its original license agreement dated March 14, 2014.  Under the terms of the additional license agreement, the Company acquired the marketing rights to distribute products developed by Phoenix Bio Pharmaceuticals Corporation in Australia and New Zealand for ten years.  In exchange for the license, the Company has issued 250,000,000 restricted common shares at $0.016 per common share, for an aggregate value of $4,000,000.  This amount represents 33% over the market value on the date of execution of the license agreement.  The Company will begin to amortize the value of the license agreement upon the first sale in one of the two countries covered by the license, and will continue to amortize over the life of the license agreement.  On February 28, 2015, the Company has evaluated the value of the license agreement and has recorded an impairment loss in the amount of $2,000,000 reducing the book value of the license to $2,000,000.    During the three months ended May 31, 2015, the Company recorded amortization expense related to the license agreement totaling $50,000.

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

In addition to the new license agreement, on July 8, 2015 the Company has authorized an exchange agreement with Phoenix Bio Pharm where all existing common shares held by Phoenix Bio Pharm (276,000,000) are exchanged for 2,000,000 Series B Preferred Shares, par value $0.0001.  These preferred shares are entitled to 500 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder.

Related Party Loan:  Between March 1, 2014 and May 31, 2015, the Company has advanced Phoenix Bio Pharm in the form of a loan in the amount of $195,860. These transactions were originally recorded as prepayment on inventory and have subsequently been reclassified as loans.

Product Development - Between March 1, 2014 and May 31, 2015, the Company has recorded product development expenses paid to Phoenix Bio Pharm totaling $15,000.

Phoenix Pharms Capital Corporation (“Phoenix Pharms”)

Loan Funding:  From time to time, Phoenix Pharms has loaned the Company short term loans to cover its working capital needs.  Between March 1, 2014 and February 28, 2015, Phoenix Pharms advanced the Company $10,029.  The loan was paid in full during the year ended February 28, 2015, and the Company has no further obligation under this loan.

Expense pass-through:  From time to time, the Company and Phoenix Pharms share pro-rata in certain expenses for shared resources, typically for shared travel and consulting services.  During the year ended February 28, 2015, Phoenix Pharms invoiced pass through expenses to the Company totaling $30,421.   At February 28, 2015, the Company has applied the outstanding balance of $10,525 of pass through expenses against the related party loan as discussed below.  During the three months ended March 31, 2015, there were no expenses for shared resources between the Company and Phonenix Pharms.

Related Party Loan:  On September 18, 2014, the Company advanced Phoenix Pharms a total of $85,000 as a short term loan.  The loan bears a simple interest rate of 8% and was due and payable on November 30, 2014.  As of May 2015, the Company has received principal payments totaling $36,425 including cash payments of $28,500, and expense offset $7,925.  As of May 31, 2015, accrued interest on this loan is $3,800.  As of May 31, 2015, the outstanding balance due the Company on this related party loan is $52,375

New Product Development Agreement:  On October 23, 2014, the Company entered into a New Product Development Agreement (the “NPD Agreement”) with Phoenix Pharms for use of Phoenix Pharms’ expertise in identifying new product business development opportunities related to expanding the Company’s product offerings.  The NPD Agreement was for a period of four months at $16,000 per month.  As of February 28, 2015, the Company had paid $64,000 towards the NPD Agreement and has no further obligations under the NPD Agreement.

Russell Stone:  Mr. Russell Stone, the Company’s Chief Operating Officer, holds less than 5% of the outstanding common shares of Phoenix Pharms Capital Corporation indirectly through a trust.

Lewis “Spike” Humer:

Mr. Humer is the interim Chief Executive Officer and a director of the Company. Mr. Humer is a director of Phoenix Pharms Capital Corporation and Phoenix Bio Pharmaceuticals Corporation. Previously, Mr. Humer served as CEO of Phoenix Bio Pharmaceuticals and CEO of Phoenix Pharms Capital Corporation. As of August 2014, the Company began paying Mr. Humer a consulting fee of $1,500 per week.  As of May 31, 2015, the Company has accrued a related party payable to Mr. Humer of $49,500.

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

During the year ended February 28, 2015, the Company issued 10,015,845 shares of common stock to Typenex from the conversion of a total principal amount of $38,500 under a Convertible Notes Agreement as discussed in Note 13 below.

Between March 1, 2015 and May 31, 2015, the Company issued 40,559,441 shares of common stock to Typenex from the conversion of a total principal amount of $29,000 under a Convertible Notes Agreement and 22,045,006 shares of Common Stock to Typenex related to true-up notices received from the noteholder, as discussed in Note 13 below.

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

The following table describes stock options outstanding and exercisable at May 31, 2015:

Options Outstanding and Exercisable
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Price	Life	Number	Price	Life

$0.34	2,500,000	$ 0.34	5	2,500,000	$0.34	0.88
	5,000,000			2,500,000

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

Notice of Conversion – Between January 15, 2015 and May 31, 2015 the Company has received conversion notices from its noteholder on the Typenex Note to convert principal on the Typenex Note into shares of the Company’s Common Stock at a market price as defined by the Typenex Note.  The table below lists the conversion activity and the shares of common stock issued pursuant to each conversion:

Date of Notice	Principal	Market Price*	Conversion Shares	True Up Shares	Total Shares Issued
January 15, 2015	$20,000	$0.00712	2,808,989	-	2,808,989
February 5, 2015	$18,500	$0.00257	7,206,856	-	7,206,856

March 2, 2015	$14,000	$0.001393	10,050,257	-	10,050,251
March 31, 2015	-	-	-	22,045,006	22,045,006
May 14, 2015	$15,000	$0.000715	20,979,021	9,530,169	30,509,109
Total	$67,500		66,945,123	31,575,175	98,502,298

*Market Price as defined by the Typenex Note

At May 31, 2015 and February 28, 2015, convertible notes payable included the following:

	May 31, 2015	February 28, 2015
Outstanding principal balance on Typenex Note:	$102,500	$131,500
Unamortized beneficial conversion feature	(71,900)	(123,633)
Unamortized original issue discount	(5,257)	(7,867)
Accrued interest	(87,051)	76,117
Net Convertible Notes Payable	$112,394	$76,117

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

15.

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

16.

Subsequent Events

Appointment of Officers:  On July 8, 2015, Mr. Lewis Humer was appointed as Interim Chief Executive Officer of the Company, and Mr. Russell Stone was appointed as Interim Chief Financial Officer of the Company.

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

In addition to the new license agreement, on July 8, 2015 the Company has authorized into an exchange agreement with Phoenix Bio Pharm where all existing common shares held by Phoenix Bio Pharm (276,000,000) are exchanged for 2,000,000 Series B Preferred Shares, par value $0.0001.  These preferred shares are entitled to 500 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder.

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

Recent Developments

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

In addition to the new license agreement, on July 8, 2015 the Company has authorized into an exchange agreement with Phoenix Bio Pharm where all existing common shares held by Phoenix Bio Pharm (276,000,000) are exchanged for 2,000,000 Series B Preferred Shares, par value $0.0001.  These preferred shares are entitled to 500 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder.

Consolidated Results of Operations

On March 1, 2014, the Company discontinued its previous operations as an oil and gas enterprise to pursue its new operations as a medical marijuana sales and distribution company.  The results of operations for the three months ended May 31, 2015 represent results of the new business.  The results of operations for the comparable period have been recorded as discontinued operations.

Revenues for the three months ended May 31, 2015 and 2014 were $2,435 and $Nil, respectively.  Cost of Sales for the three months ended May 31, 2015 and 2014 were $898 and $Nil, respectively.  Revenues and related expenses are primarily from the sale of CBD products.  We had a gross profit of $1,537 for the three months ended May 31, 2015 and $Nil for the three months ended May 31, 2014.

Amortization expense for the three months ended May 31, 2015 and 2014 were $216,800 and $Nil, respectively.  Amortization expense represents amortization expense related to the Company’s licensing and distribution agreements.

Product development expense three months ended May 31, 2015 and 2014 were $Nil and $15,000, respectively.  Product development expenses in the 2014 period represent payments to Phoenix Bio Pharm for the product development of branded products of the Company.

Sales and marketing expenses for the three months ended May 31, 2015 and 2014 were $18,039 and $91,487, respectively.  The decrease in Sales and Marketing expenses in the 2015 period are due primarily to activity in the 2014 period to grow the Company’s sales organization.  During the 2015 period, sales and marketing expenses represent continued efforts to promote the Company’s products.

Operations expenses for the three months ended May 31, 2015 and 2014 were $38,045 and $19,032, respectively. The increase in operations expense in the 2015 period are primarily due to full time effort by Mr. Stone.

General and administrative expenses for the three months ended May 31, 2015 and 2014 were $48,854 and $9,813, respectively. General and administrative expenses generally include costs for running the Company’s administrative office.

Professional fees for the year ended three months ended May 31, 2015 and 2014 were $85,886 and $81,792, respectively.  Professional fees consist of cost of financing, legal, accounting, consulting and advisory services.  Included in professional fees during the three months ended May 31, 2015 are $50,000 of non-cash expense related to consulting fees paid in stock.

Lease operating expenses for the three months ended May 31, 2015 and 2014 totaled $7,500.

Other income and expense for the three months ended May 31, 2015 and 2014 were net expense of $94,411 and $722, respectively.  Other expense during the three months ended May 31, 2015 include non-cash interest expense for the amortization of discounts on notes payable totaling $54,343, interest income of $1,113, and interest expense of $41,181.

Net loss for the three months ended May 31, 2015 and 2014 were $507,998 and $223,902, respectively.

Net gain from discontinued operations for the three months ended May 31, 2014 was $722.

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

Liquidity and Capital Resources

At May 31, 2015, the Company had a cash balance of $5,445 compared with $9,400 at February 28, 2015.  The decrease in cash during the three months ended May 31, 2015 is attributable to cash used for operating expenses.

We believe that our cash on hand may not be sufficient for continued operations and may have to seek out additional funding to meet our inventory and operational needs.  We are currently seeking financing opportunities in the form of equity and/or debt financing to support our operational goals.

Cash flow from Operating Activities.  During the three months ended May 31, 2015, the Company incurred a net loss of $507,998.  We had the following adjustments to reconcile net loss to net cash used in operating activities: an increase of $216,800 due to amortization, an increase of $54,343 due to non-cash amortization of discount on convertible notes payable, and an increase of $50,000 due to non-cash stock option compensation.  We had the following changes in operating assets and liabilities: an increase of $2,187 due to accounts receivable, an increase of $5,821 due to inventory, and an increase of $104,892 due to accounts payable and accruals.  As a result, we had net cash used for operating activities of $73,955 for the three months ended May 31, 2015.

For the three months ended May 31, 2014, the Company incurred a net loss of $233,902, and a loss from discontinued operations of $722.  We had the following changes in operating assets and liabilities: a decrease of $153,750 due to prepaid expense and deposits and an increase of $53,541 due to accounts payable and accruals.  As a result, we had net cash used for operation activities due to current operations of $324,833 and net cash provided by operating activities due to discontinued operations of $302 for the three months ended May 31, 2014.

Cash flow from Investing Activities.  During the three months ended May 31, 2015, the Company received $10,000 from investing activities, representing payments on its related party loan to Phoenix Pharms Capital.  We did not pursue any investing activities during the three months ended May 31, 2014.

Cash flow from Financing Activities.  During the three months ended May 31, 2015, the Company recorded a net amount of $60,000 from financing activities related to the Company’s amounts due to related parties increasing by $60,000 during the three months ended May 31, 2015.

During the three months ended May 31, 2014, the Company received $20,933 due to related parties and received $300,925 as proceeds from the issuance of common shares.  As a result, we had net cash provided by financing activities due to continuing operations of $321,858 for the three months ended May 31, 2014.

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

Item 4.  Controls and Procedures

During the period ended May 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2015.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of May 31, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 7, 2015

MediJane Holdings Inc.

By:

/s/ Lewis “Spike” Humer

Lewis “Spike” Humer

Interim Chief Executive Officer

/s/Russell Stone

Russell Stone

Interim Chief Financial Officer