Form 10-K/A
period 2015-02-28
MEDIJANE HOLDINGS INC.
filed 2015-08-28
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

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

Indicate the number of shares outstanding of each of the Company’s classes of common stock as of the latest practicable date: 423,927,259 common shares as of August 28, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended February 28, 2015, originally filed with the Securities and Exchange Commission on July 29, 2015.  We are filing this Amendment to correct our financial statements and to provide all required information as required under Regulation S-X.  This Amendment does not change any of the other disclosures contained in the Annual Report on Form 10-K, other than as described above.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.  Accordingly, the Amendment should be read in conjunction with the Original 10-K and the Company’s other filings with the SEC subsequent to the Original Form 10-K.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15 Exhibits, Financial Statement Schedules	55
SIGNATURES	57

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

Our Business

After the change of control on February 27, 2014, the Company became a medical delivery systems company with a pharmaceutical approach to cannabinoid treatment of various illnesses with medical marijuana, currently being launched in Colorado and California.  As of July 8, 2015, we have changed our business to only focus on Cannabidiol (CBD) products.  CBD is a non-psychotropic cannabinoid that is not restricted as part of the U.S. Controlled Substance Act (CSA).  CBD is defined under the 2014 U.S. Farming Bill to be derivatives of the Industrial Hemp plant that contain less than 0.3% tetra-hydro-cannabinol (THC).  We will contract out the manufacturing of the products.   We are contracting out the manufacturing of our products.  We will have Phoenix Bio Pharmaceuticals Corporation manufacture our products under our license agreement with them.  At present, we have made oral contracts with Medipatch, Inc. and True Inc. to operate as our suppliers.

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

Forward-looking Statements

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

Trends and Uncertainties

The Company is a medical delivery systems company focused on products containing CBD.  Demand for the Company’s services are dependent on general economic conditions, which are cyclical in nature.  Because a major portion of our activities are the receipt of revenues from the sale of medical products, our business operations may be adversely affected by competition, prolonged recessionary periods and other economic and political situations.

The Company has generated recurring losses and cash flow deficits from continuing operations since inception and has had to continually borrow to continue operations.  The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or generate positive cash flows from operations.  Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan.  The Company plans to use its available cash to continue the development and execution of its business plan and continue its business.  However, the Company can give no assurance that such financing will be available or on terms acceptable to the Company, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations, and ultimately achieve adequate profitability and cash flows from operations, the Company would need to curtail certain or all of its operating activities.

On January 9, 2015, the Company received a Notice of Default from Typenex under the Convertible Promissory Note described in Note 12.  In the letter, the noteholder described two major defaults where the Company failed to meet its obligations under the Typenex Note.  The first default was triggered on December 16, 2014 related to a request from the noteholder to increase the number of shares reserved for issuance under the Typenex Note on the books of the

Company’s transfer agent.  The second default was triggered on December 27, 2014, when the Company failed to make its first installment payment of $61,888.89 according to the terms of the Typenex Note.  Each default triggered a penalty of 115% of the then outstanding principal and accrued and unpaid interest and triggers the interest rate to 22%. As of January 9, 2015, the outstanding principal, accrued interest and accrued penalties on the Typenex Note was $239,483.61.  On January 23, 2015, the Company satisfied its first default by instructing its transfer agent to reserve a total of 50,925,000 shares of common stock covering the potential conversion of the original principal value of the Typenex Note ($1,100,000) plus common shares issuable upon the exercise of warrants underlying the Typenex Note.  On February 12, 2015, the Company received a notice from Typenex waiving the penalties on the December 16, 2014 default and waived $26,755.16 of penalties imposed on December 16, 2014.  Under the terms of the Typenex Note, the Lenders Conversion Price will reset to 60% of the average of the three lowest closing bid prices of the Company’s common stock in the 20 days prior to conversion.  As of December 16, 2014, the Company has re-evaluated the beneficial conversion feature under the Typenex Note and has recorded a liability for the beneficial conversion feature totaling $230,392.  This discount will be amortized over the remaining life of the Typenex Note.

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

Product development expense for the year ended February 28, 2015 was $84,490.  Product development expenses represent product development of branded products.  Included in product development costs are payments made to Phoenix Bio Pharm ($15,000) and to Phoenix Pharms Capital ($64,000) under a product development agreement.

Sales and marketing expenses for the year ended February 28, 2015 were $240,406.  Sales and marketing expenses represent the early 2014 ramp up of the selling team, infrastructure and promotion of the Company.

Operations expenses for the year ended February 28, 2015 were $167,760.

General and administrative expenses for the year ended February 28, 2015 were $311, 338 . General and administrative expenses generally include costs for running the Company’s administrative office.

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

As of February 28, 2015, the Company has an accumulated deficit of $12,642,198.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

July 13, 2015

MEDIJANE HOLDINGS, INC.

Consolidated Balance Sheets

	February 28, 2015 $	February 28, 2014 $

ASSETS

Cash	9,400	6,104
Accounts receivable	2,300	-
Notes receivable, related party	258,122	-
Inventory	1,211,340	-
Prepaid expense	141,664	-

Total Current Assets	1,622,826	6,104

License agreement, net of amortization	7,166,667	-
Distribution agreement, net of amortization	154,800	–
Security deposit	1,250	-

Total Assets	8,945,543	6,104

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	252,536	10,016
Due to related parties	50,000	-

Current Liabilities	302,536	10,016

Convertible notes payable, net	76,117
Convertible notes payable, Cannavest	1,222,027
Asset retirement obligation	-	420

Total Liabilities	1,600,680	10,436

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 1,000,000,000 common shares, par value of $0.001 per share, Issued and outstanding: 361,322,812 and 63,000,000 common shares, respectively

	361,323	63,000

Additional paid-in capital	19, 625 , 738	599,920

Accumulated deficit during the development stage	(12,642,198)	(667,252)

Total Stockholders’ Equity (Deficit)	7, 344 , 863	(4,332)

Total Liabilities and Stockholders’ Equity	8,945,543	6,104

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

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC,.

Consolidated Statements of Changes in Stockholders’ Deficiency

					Accumulated
	Common Stock		Stock	Additional	deficit during the
	Shares	Par value	subscriptions receivable	paid-in capital	development stage	Total
	#	$	$	$	$	$

Balance – February 28, 2013	7,800,000	7,800	–	103,557	(612,705)	(501,348)

Adjustment for stock split	70,200,000	70,200		(70,200)		-
Cancellation of shares issued to consultant	(15,000,000)	(15,000)		15,000		-
Stock option compensation expense				551,563		551,563
Net loss for year					(54,547)	(54,547)
Balance – February 28, 2014	63,000,000	63,000	–	599,920	(667,252)	(4,332)

Issuance of stock for license agreement	276,000,000	276,000		16.724.000		17.000.000
Issuance of common stock for distribution agreement	200,000	200		171,800		172,000
Issuance of common stock for cash	7,106,967	7,107		968.818		975,925
Issuance of common stock for compensation	5,000,000	5,000		195,000		200,000
Issuance of common stock for notes payable	10,015,845	10,016		28,484		38,500
Issuance of common stock warrant				854,741		854,741
Beneficial conversion feature on notes payable				82,975		82 , 975
Net loss for year					(11,974,946)	(11,974,946)
Balance – February 28, 2015	361,322,812	361,323	-	19, 625 , 738	(12,642,198)	7 , 344 , 863

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

On a date that is 23 trading days from each date that the Company delivers conversion shares to Typenex, there is a true-up date in which the Company will deliver additional shares if the installment conversion price on that date is less than the installment conversion price used in the applicable installment notice.  These additional shares will be equal to the difference between the number of shares that would be delivered to Typenex at the time of the true-up date and the amount originally delivered.\

Notice of Default – on January 9, 2015, the Company received a Notice of Default from Typenex under the Convertible Promissory Note described in Note 12 above.  In the letter, the noteholder described two major defaults where the Company failed to meet its obligations under the Typenex Note.  The first default was triggered on December 16, 2014 related to a request from the noteholder to increase the number of shares reserved for issuance under the Typenex Note on the books of the Company’s transfer agent.  The second default was triggered on December 27, 2014, when the Company failed to make its first installment payment of $61,888.89 according to the terms of the Typenex Note.  Each default triggered a penalty of 115% of the then outstanding principal and accrued and unpaid interest and triggers the interest rate to 22%. As of January 9, 2015, the outstanding principal, accrued interest and accrued penalties on the Typenex Note was $239,483.61.  On January 23, 2015, the Company satisfied its first default by instructing its transfer agent to reserve a total of 50,925,000 shares of common stock covering the potential conversion of the original principal value of the Typenex Note ($1,100,000) plus common shares issuable upon the exercise of warrants underlying the Typenex Note.  On February 12, 2015, the Company received a notice from Typenex waiving the penalties on the December 16, 2014 default and waived $26,755.16 of penal t ies imposed on December 16, 2014.  Under the terms of the Typenex Note, the Lenders Conversion Price will reset to 60% of the average of the three lowest closing bid prices of the Company’s common stock in the 20 days prior to conversion.  As of December 16, 2014, the Company has re-evaluated the beneficial conversion feature under the Typenex Note and has recorded a liability for the beneficial conversion feature totaling $230,392.  This discount will be amortized over the remaining life of the Typenex Note.

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

*Market Price as defined by the Typenex Note

At February 28, 2015, convertible notes payable to Typenex represented the following:

Outstanding principal balance on Typenex Note:

$131,500

Unamortized beneficial conversion feature

(123,633)

Unamortized original issue discount

   (7,867)

Accrued interest

    76,117

Net Convertible Notes Payable

$ 76,117

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

17.

Subsequent Events

Notice of Conversion – Between March 1, 2015 and July 31, 2015, the Company has received conversion notices from its noteholder on the Typenex Note to convert principal on the Typenex Note into shares of the Company’s Common Stock at a market price as defined by the Typenex Note.  Additionally, the Company has issued shares pursuant to the true up provisions as defined in the Typenex Note.  The table below lists the conversion activity and the shares of common stock issued pursuant to each conversion and shares issued:

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

Balance Sheets, February 28, 2015 and 2014

Statements of Operations for the years ended February 28, 2015 and 2014

Statements of Stockholders' Equity (Deficit) for the years ended February 28, 2015 and 2014

Statements of Cash Flows for the years ended February 28, 2015 and 2014

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
10.1	New Product Development Advisory Services Agreement between MediJane Holdings, Inc. and Phoenix Pharms Capital Corporation, dated September 2, 2014
10.2	MediJane Holdings Inc. 2014 Stock Awards Plan
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation	Form S-1	June 3, 2010
3.2	Bylaws	Form S-1	June 3, 2010
3.3	Certificate of Amendment (filed May 2, 2010)	Form S-1	June 3, 2010
3.4	Certificate of Amendment (filed July 20, 2010)	Form 8-K	July 22, 2011
3.5	Certificate of Amendment (filed May 30, 2013)	Form 8-K	June 5, 2013
10.1	Form of Subscription Agreement	Form S-1/A	July 12, 2010
10.2	Investor Relations Agreement between our company and LiveCall Investor Relations Company dated April 28, 2011	Form 10-K	June 14, 2011
10.3	Participation Agreement between our company and Buckeye Exploration Company dated May 12, 2011	Form 8-K	June 8, 2011
10.4	Participation Agreement between our company and Premier Operating Company dated May 31, 2011	Form 8-K	June 8, 2011
10.5	Convertible Note between our company and Exchequer Finance Inc. dated March 15, 2012	Form 8-K	March 23, 2012
10.6	Stock Purchase Agreement	Form 8-K	March 6, 2014
10.7	License Agreement with Phoenix Bio Pharmaceutical Corporation	Form 8-K	May 20, 2014
10.8	Agreement with GoKush	Form 8-K	May 20, 2014
10.9	Securities Purchase Agreement with Typenex Co-Investment, LLC	Form 8-K	July 15, 2014
10.10	Securities Purchase Agreement with YP Holding, LLC	Form 8-K	September 23, 2014
10.11	Registration rights agreement with YP Holding, LLC	Form 8-K	September 23, 2014
10.12	Lock-up agreement with Phoenix Bio Pharmaceuticals Corp, Ron Lusk, Lewis Humer, and Caduceus Industries LLC	Form 8-K	September 23, 2014
10.13	License Agreement with Phoenix Bio Pharmaceutical Corporation	Form 8-K	January 8, 2015
10.14	Convertible Promissory Note issued to CannaVest Corp.	Form 8-K	January 8, 2015
10.15	Warrant agreement with Kisha Spendthrift Trust	Form 8-K	January 8, 2015
10.16	Off-set agreement with Typenex Co-Investment, LLC	Form 8-K	February 10 , 2015
16.1	Letter from M&K CPAs, PLLC to the SEC	Form 8-K/A	October 16, 2013
16.2	Letter from Goldman Accounting Services CPA, PLLC	Form 8-K	May 22, 2014

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIJANE HOLDINGS INC.

/s/Lewis “Spike” Humer

           Dated August 28, 2015

Lewis “Spike” Humer

Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Lewis “Spike” Humer

            Dated August 28, 2015

Lewis “Spike” Humer

Interim Chief Executive Officer

Director

/s/Russell G. Stone

Dated August 28 , 2015

Russell G. Stone

Chief Operating Officer

Interim Chief Financial Officer

Director, Controller