Form 10-Q
period 2015-08-31
MEDIJANE HOLDINGS INC.
filed 2016-01-19
CIK 1493212

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended August 31, 2015

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  - 333-167275

MediJane Holdings Inc.

 (Exact name of registrant as specified in its charter)

Nevada	46-0525378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2770 Arapahoe Road, Suite 132, PMB 150 Lafayette Co	80026-8016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant's common stock on January 15, 2016: 24,512.

MEDIJANE HOLDINGS INC.

FORM 10-Q

For the quarterly period ended August 31, 2015

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	29

SIGNATURES	30

Item 1.  Financial Statements

MEDIJANE HOLDINGS, INC.

Consolidated Balance Sheets

	August 31, 2015 $	February 28, 2015 $
	Unaudited	Restated
ASSETS

Cash	$ 473	$ 9,400
Accounts receivable	-	2,300
Notes receivable, related party	249,215	258,122
Inventory	1,194,107	1,211,340
Prepaid expense	41,663	141,664

Total Current Assets	1,485,458	1,622,826

License agreement, net of amortization	6,741,667	7,166,667
Distribution agreement, net of amortization	146,200	154,800
Security deposit	--	1,250

Total Assets	8,373,325	8,945,543

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	359,070	252,536
Due to related parties	161,250	50,000
Convertible notes payable, net	167,537	194,748
Convertible notes payable, Cannavest	1,282,658	1,222,027
Derivative liability, Typenex Note	143,335	169,868

Current Liabilities	2,113,850	1,889,179

Total Liabilities	2,113,85	1,889,179
Commitments and Contingencies -	-	-
STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 1,000,000,000 common shares, par value of $0.001 per share, Issued and outstanding: 45,889 and 36,133 common shares, respectively

	45	36
Additional paid-in capital	19,958,041	19,904,049

Accumulated deficit	(13,698,611)	(12,847,721)

Total Stockholders’ Equity (Deficit)	6,259,475	7,056,364

Total Liabilities and Stockholders’ Equity	$8,373,325	$8,945,543

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended August 31,
	August 31,
	2015	2014	2015 (restated)	2014
Revenues	$ 17,830	$ 2,780	$ 20,265	$ 2,780
Cost of sales	10,692	1,550	11,590	1,550
Gross Profit	7,138	1,230	8,675	1,230

Operating expenses
Amortization expense	216,799	-	433,600	-
Product development expense	-	-	-	15,000
Sales and marketing expenses	6,306	56,435	24,345	147,922
Operations expense	26,265	81,205	64,310	100,237
General and administrative	50,187	49,218	99,041	59,031
Professional fees	86,089	89,937	171,975	171,729
Lease operating expenses	-	7,500	7,500	15,000

Total operating expenses	385,646	284,295	800,771	508,919

Loss before other expenses	(378,508)	(283,065)	(792,096)	(507,689)

Other income (expense)
Interest Income	980	-	2,093	-
Interest Expense	(41,024)	(3,290)	(82,205)	(3,290)
Debt issue costs	(2,607)	(554,413)	(5,216)	(554,413)
Gain on derivative liability	11,752	-	26,533	-
Gain on discontinued operations	-	-	-	722

Total other expense	(30,899)	(557,703)	(58,795)	(556,981)

Loss Before Taxes	(409,407)	(840,768)	(850,891)	(1,064,670)

Provision for Income Taxes	-	-	-	-

Net Loss	$ (409,407)	$ (840,768)	$ (850,891)	$ (1,064,670)

Basic and diluted loss per common share
Income (loss) from continuing operations	$ (9.47)	$ (107.80)	$ (20.67)	$ (148.28)
Income (loss) from discontinued operations	-	0.00	-	0.00
Basic and diluted loss per common share	$ (9.47)	$ (107.80)	$ (20.67)	$ (148.28)

Weighted average shares outstanding – basic and diluted	43,229	7,800	41,166	7,180

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	August 31,
	2015	2014

Operating Activities

Net loss	$ (850,891)	$ (1,064,670)
Gain from discontinued operations	-	(722)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	433,600	-
Non-cash cost of impairment of license agreement	-	-
Non-cash amortization of discount on convertible notes payable	-	554,413
Non-cash gain on derivative on convertible notes payable	(26,533)	-
Non-cash stock option compensation	100,001	-
Debt issuance costs	-	20,000

Changes in operating assets and liabilities:

Accounts receivable	1,207	-
Inventory	17,233	(17,338)
Prepaid expense and deposits	0	(202,750)
Accounts payable and accruals	193,956	164,411
Net changes in operating assets and liabilities - discontinued operations	-
Net Cash provided by(used for) operating activities - current operations	(131,427)	(548,656)
Net Cash provided by(used for) operating activities - discontinued operations	-	302
Net Cash Flow from operating activities	(131,427)	(548,354)
Investing Activities
Related party notes receivable	10,000	-
Net Cash Used In Investing Activities - continuing operations	10,000	-
Net Cash Used In Investing Activities - discontinued operations	-	-

Financing Activities
Proceeds from notes payable	-	135,000
Proceeds from Bridge financing		100,000
Due to related parties	112,500	13,270
Proceeds from issuance of common shares	-	375,925
Net changes in financing activities – discontinued operations	-	-
Net Cash Provided By Financing Activities - continuing operations	112,500	624,195
Net Cash Provided By Financing Activities - discontinued operations	-	-

Increase (Decrease) in Cash - continuing operations	(8,927)	75,841
Increase (Decrease) in Cash - discontinued operations	-	-

Cash – Beginning of Period - continuing operations	9,400	6,104
Cash – Beginning of Period - discontinued operations	-	-

Cash – End of Period – continuing operations	$ 473	$ 81,945

 (The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Continued from previous page)

Supplemental disclosures
Interest paid	-	-
Income tax paid	-	-
Non-cash issuance of stock for license agreement, related party	-	1,300,000
Non-cash issuance of stock for distribution agreement	-	172,000
Non-cash issuance of stock for conversion of debt	54,000	-

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

On February 27, 2014, after the change of control, the Company became a sales and distribution company, focused on cannabinoid infused products for the treatment of medical conditions.

On January 5, 2015, the Company underwent a change in control following the issuance of 276,000,000 common shares to Phoenix Bio Pharmaceuticals Corporation pursuant to a license agreement.  On November 4, 2015, these shares were exchanged for 2,000,000 Series B Preferred Shares.

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-K required by the instructions to Form 10-Q.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2015 included in the Company’s Annual Report on Form 10-K\A filed with the Securities and Exchange Commission on August 28, 2015.  The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for three and six months ended August 31, 2015 are not necessarily indicative of the results that may be expected for the year ending February 29, 2016

Going Concern

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

Stock Split – On October 21, 2015, the Company's Board of Directors declared a One for 10,000 reverse stock split on its common stock as of a record date of October 22, 2015. The effect of the stock split decreased the number of shares of common stock outstanding from 501,242,594 to 50,125. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented. The total number of authorized common shares and the par value thereof was not changed by the split.

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

Cash and cash equivalents - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At August 31, 2015 and February 28, 2015, the Company did not hold any cash equivalents.

Accounts receivable - Accounts receivable consists of trade accounts arising in the normal course of business.  No interest is charged on past due accounts.  Accounts receivable are carried at the original invoice amount less a reserve for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

Basic and Diluted Net Loss per Share - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  At February 28, 2015 and August 31, 2015, the Company had outstanding stock options outstanding, the Company does not deem these options to be dilutive as the exercise price exceeds the current fair market value of the Company’s common stock.

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

Comprehensive Loss - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of August 31, 2015 and 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Recent Accounting Pronouncements - The Company is reviewing the effects of following recent updates.  The Company has no expectation that any of these items will have a material effect upon the financial statements.

•

Update 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

•

Update 2015-15—Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update)

•

Update 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

•

Update 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory

•

Update 2015-08—Business Combinations (Topic 805): Pushdown Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115  (SEC Update)

•

Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

•

Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis.

Reclassifications - Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders equity.

1.

Inventory

At August 31, 2015 and February 28, 2015, the Inventory consisted of Raw materials of $1,184,005 and $1,200,000, respectively, and finished goods of $10,101 and $11,340, respectively. Inventories are valued at the lower of cost or fair market value less any allowances for obsolescence.

2.

Intangible Assets

Effective September 1, 2014, the Company changed its method of computing amortization from a sales percentage method to the straight-line method for the intangible assets. Based on Statement of Financial Accounting Standards , “Accounting Changes and Error Corrections” FASB ASC 250, the Company determined that the change in depreciation method from an sales percentage method to a straight-line method is a change in accounting estimate affected by a change in accounting principle. Per FASB ASC 250, a change in accounting estimate affected by a change in accounting principle is to be applied prospectively. The change is considered preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets and provide greater consistency with the depreciation methods used by other companies in the Company's industry. The net book value of intangible assets acquired prior to September 1, 2014 with useful lives remaining will be depreciated using the straight-line method prospectively. During the three and six months ended August 31, 2015, the Company recorded amortization expense related to the license agreement totaling $212,500 and $425,500, respectively.

3.

License Agreement - Phoenix Bio Pharmaceuticals, Inc.

On March 14, 2014, the Company entered into a License Agreement with Phoenix Bio Pharmaceuticals Corporation (“Phoenix Bio Pharm”) where Phoenix Bio Pharm has granted exclusive rights to the Company for North America to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm for certain medical cannabinoid products and delivery systems for the treatment and management of illnesses.  The term of the License Agreement is Ten (10) years.  In consideration of the acquired license, the Company issued 2,600 (26,000,000 pre-split) shares of common stock to Phoenix Bio Pharm, valued at $13,000,000 based on a discounted cash flow model and the fair value of the assets acquired in the license agreement.  The Company will amortize the cost of the License Agreement over the ten year life.  As of February 28, 2015, the Company has recorded $1,300,000 of amortization expenses related to this License Agreement.  As of February 28, 2015, the Company has evaluated the value of the license agreement and has recorded an impairment loss in the amount of $6,500,000 reducing the book value of the license agreement to $6,500,000.   During the three and six months ended August 31, 2015, the Company recorded amortization expense related to the license agreement totaling $162,500 and $325,000, respectively.

On January 5, 2015, the Company entered into an additional license agreement with Phoenix Bio Pharmaceuticals Corporation to expand the territories covered under its original license agreement dated March 14, 2014.  Under the terms of the additional license agreement, the Company acquired the marketing rights to distribute products developed by Phoenix Bio Pharmaceuticals Corporation in Australia and New Zealand for ten years.  In exchange for the license, the Company has issued 25,000 (250,000,000 pre-split) restricted common shares at $16.00 per common share, for an aggregate value of $4,000,000.  This amount represents 33% over the market value on the date of execution of the license agreement.  The Company will begin to amortize the value of the license agreement upon the first sale in one of the two countries covered by the license, and will continue to amortize over the life of the license agreement.  On February 28, 2015, the Company evaluated the value of the license agreement and recorded an impairment loss in the amount of $2,000,000 reducing the book value of the license to $2,000,000.  During the three and six months ended August 31, 2015, the Company recorded amortization expense related to the license agreement totaling $50,000 and $100,000, respectively.

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

In addition to the new license agreement, on July 8, 2015 the Company has authorized an exchange agreement with Phoenix Bio Pharm where all existing common shares held by Phoenix Bio Pharm (27,600) (276,000,000 pre-split) are exchanged for 2,000,000 Series B Preferred Shares, par value $0.0001.  These preferred shares are entitled to 500 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder.  On August 14, 2015, the 27,600 (276,000,000 pre-split) common shares were returned to the Company.  On November 4, 2015, the Company issued the 2,000,000 Series B Preferred Shares to Phoenix Bio Pharm described above.

4.

Distribution Agreement – Go Kush, Inc.

On May 13, 2014, the Company entered into a distribution agreement with GoKush.com (www.gokush.com) that is part of a not-for-profit California Cooperative Corporation that is dedicated to providing safe and legal access to medical marijuana for patients throughout California.  Pursuant to the Agreement, amongst other things, GoKush agreed to become the online ordering platform for the ordering and re-stock of the Company’s products in California for a ten (10) year term and the Company has issued GoKush 20 (200,000 pre-split) shares of the Company’s restricted common stock valued at $172,000.  The Company will amortize the cost of the Distribution Agreement over the ten year life beginning October 2014 when on-line sales of product commenced.  As of February 28, 2015, the Company has recorded $17,200 of amortization expense related to this distribution agreement.  During the three and six months ended August 31, 2015, the Company amortization expense related to this distribution agreement of $4,300 and $8,600, respectively.

5.

CannaVest, Inc.

On December 23, 2014, the Company entered into a convertible promissory note for $1,200,000 with CannaVest Corp (the “CannaVest Note”).  The note represents $1,200,000 worth of raw material inventory to be obtained from CannaVest Corp. to use in the Company’s cannabidiol product formulations.  The note accrues simple interest at a rate of 10% per annum and is due and payable in six months from the date of issue.  The note cannot be prepaid.  At any time, the outstanding principal amount of this note and all accrued but unpaid interest under this note can be converted into common shares at a price equal to the lesser of $0.02 per common share, the closing sale price, or the average of the lowest closing sale prices of the Company’s common shares during the five trading day period immediately preceding the date of such determination.

During the quarter ended August 31, 2015, the Company defaulted on the CannaVest Note, all outstanding obligations payable by the Company are immediately due and payable.  In addition, CannaVest Corp. may exercise any other right, power or remedy permitted by law.  Further, upon even of default, all unpaid obligations under this note shall bear interest at the rate of 12% per annum. During the three and six months ended August 31, 2015, the Company has recorded interest expense of $34,915 and $65,161, respectively.

Warrant Agreement

In connection with the convertible promissory note dated December 23, 2014, the Company subsequently issued warrants to purchase 2,000 (20,000,000) common shares at an exercise price of $0.02 per common share to Kisha Spendthrift Trust, an affiliate of CannaVest Corp.  These warrants were issued on January 6, 2015.  In exchange for these warrants, the Company shall have access to the technical and management staff of CannaVest Corp. for the development of products to be manufactured from cannabidiol sourced from CannaVest Corp.  The Company has valued these warrants using the black scholes option pricing model at $197,663 and recorded the expense related to the warrants as stock based compensation.

6.

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

Kronos International Investments Ltd. (“Kronos”)

Sublease Agreement:  Effective March 1, 2014, the Company entered into a Sublease Agreement with Kronos International Investments, Ltd for a four (4) year term.  The monthly sublease rent is $2,500 per month, (the “Sublease”).   In March 2014, the Company paid a security deposit of $1,250 related to the Sublease.   During six months ended August 31, 2015, the Company recorded rent expense payable to Kronos totaling $7,500. In June 2015, the Sublease was cancelled.  The Company offset the security deposit of $1,250 against amounts owed to Kronos for Advisory Service Fees.  The Company has no further obligation under the Sublease.

Advisory Services: Effective March 1, 2014, the Company engaged Kronos to provide Advisory Services for a monthly retainer fee of $10,000 per month.  The advisory services include and are not limited to accounting and corporate compliance, business development and strategic planning services, corporate advisory and operational oversight.   During the year ended February 28, 2015, the Company recorded expenses related to the Advisory Services totaling $120,000.  Between March 1, 2015 and August 31, 2015, expenses related to the Advisory Services totaled $60,000.

Phoenix Bio Pharmaceuticals, Inc. (“Phoenix Bio Pharm”)

License Agreement:  On March 14, 2014, the Company entered into a License Agreement with Phoenix Bio Pharm where it has granted exclusive rights to the Company for North America to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm for certain medical cannabinoid products and delivery systems for the treatment and management of illnesses.  The term of the License Agreement is Ten (10) years.  In consideration of the acquired license, the Company issued 2,600 (26,000,000 pre-split) shares of common stock to Phoenix Bio Pharm, valued at $13,000,000 based on a discounted cash flow model and the fair value of the assets acquired in the license agreement. The Company will amortize the cost of the License Agreement over the ten year life.  As of February 28, 2015, the Company has recorded $1,300,000 of amortization expense related to this agreement. As of February 28, 2015, the Company has evaluated the value of the license agreement and has recorded an impairment loss in the amount of $6,500,000 reducing the book value of the license agreement to $6,500,000 During the three and six months ended August 31, 2015, the Company recorded amortization expense related to the license agreement totaling $162,500 and $325,000, respectively.

On January 5, 2015, the Company entered into an additional license agreement with Phoenix Bio Pharmaceuticals Corporation to expand the territories covered under its original license agreement dated March 14, 2014.  Under the terms of the additional license agreement, the Company acquired the marketing rights to distribute products developed by Phoenix Bio Pharmaceuticals Corporation in Australia and New Zealand for ten years.  In exchange for the license, the Company has issued 25,000 (250,000,000 pre-split) restricted common shares at $16.00 per common share, for an aggregate value of $4,000,000.  This amount represents 33% over the market value on the date of execution of the license agreement.  The Company will begin to amortize the value of the license agreement upon the first sale in one of the two countries covered by the license, and will continue to amortize over the life of the license agreement.  On February 28, 2015, the Company has evaluated the value of the license agreement and has recorded an impairment loss in the amount of $2,000,000 reducing the book value of the license to $2,000,000.    During the three and six months ended August 31, 2015, the Company recorded amortization expense related to the license agreement totaling $50,000 and $100,000, respectively.

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

In addition to the new license agreement, on July 8, 2015 the Company has authorized an exchange agreement with Phoenix Bio Pharm where all existing common shares held by Phoenix Bio Pharm (27,600) (276,000,000 pre-split) are exchanged for 2,000,000 Series B Preferred Shares, par value $0.0001.  These preferred shares are entitled to 500 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder.  On August 14, 2015, the 27,600 (276,000,000 pre-split) common shares were returned to the Company.  On November 4, 2015, the Company issued the 2,000,000 Series B Preferred Shares to Phoenix Bio Pharm described above.

Related Party Loan:  Between March 1, 2014 and August 31, 2015, the Company has advanced Phoenix Bio Pharm in the form of a loan in the amount of $195,860. These transactions were originally recorded as prepayment on inventory and have subsequently been reclassified as loans.

Product Development - Between March 1, 2014 and August 31, 2015, the Company has recorded product development expenses paid to Phoenix Bio Pharm totaling $15,000.

Phoenix Pharms Capital Corporation (“Phoenix Pharms”)

Loan Funding:  From time to time, Phoenix Pharms has loaned the Company short term loans to cover its working capital needs.  Between March 1, 2014 and February 28, 2015, Phoenix Pharms advanced the Company $10,029.  The loan was paid in full during the year ended February 28, 2015, and the Company has no further obligation under this loan.

Expense pass-through:  From time to time, the Company and Phoenix Pharms share pro-rata in certain expenses for shared resources, typically for shared travel and consulting services.  During the year ended February 28, 2015, Phoenix Pharms invoiced pass through expenses to the Company totaling $30,421.   At February 28, 2015, the Company has applied the outstanding balance of $10,525 of pass through expenses against the related party loan as discussed below.  During the six months ended August 31, 2015, there were no expenses for shared resources between the Company and Phonenix Pharms.

Related Party Loan:  On September 18, 2014, the Company advanced Phoenix Pharms a total of $85,000 as a short term loan.  The loan bears a simple interest rate of 8% and was due and payable on November 30, 2014.  As of August 2015, the Company has received principal payments totaling $36,425 including cash payments of $28,500, and expense offset $7,925.  As of August 31, 2015, accrued interest on this loan is $4,780.  As of August 31, 2015, the outstanding balance due the Company on this related party loan is $53,355.

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

Lewis “Spike” Humer:

Mr. Humer is the interim Chief Executive Officer and a director of the Company. Mr. Humer is a director of Phoenix Pharms Capital Corporation and Phoenix Bio Pharmaceuticals Corporation. Previously, Mr. Humer served as CEO of Phoenix Bio Pharmaceuticals and CEO of Phoenix Pharms Capital Corporation. As of August 2014, the Company began paying Mr. Humer a consulting fee of $1,500 per week.  As of August 31, 2015, the Company has accrued a related party payable to Mr. Humer of $72,000.

7.

Preferred Stock

On September 22, 2015, the Company amended and restated its Articles of Incorporation to create and authorize four (4) classes of preferred stock.  The Company has authorized Series A, Series B, Series C and Series D Preferred Stock (the “Preferred Stock”).

Series A Preferred Stock:

Series A preferred shares have a par value of $0.0001, and are convertible into common shares at $1.00 per common share.  Series A preferred shares rank senior to common stock with respect to the right to participate in distributions or payments in the event of liquidation, dissolution, or winding up of the Company.  Holders of Series A preferred shares are entitled to a preferred return equal to the purchase price paid for such Series A preferred shares.  Series A preferred shares do not have any voting rights.

Holders of Series A preferred shares are not entitled to preemptive rights to purchase stock in future stock offerings of the Company.  Holders of Series A preferred shares have the right to register their unregistered stock when either the Company or another investor initiates a registration of the Company’s securities, and they have the right of co-sale.  Holders of Series A preferred shareholders are not required to sell all of their Series A preferred shares on the same terms or conditions of a co-sale by a majority shareholder.  There is no right of first refusal for Series A preferred shares.

Series B Preferred Stock:

Series B preferred shares have a par value of $0.0001, and are convertible into common shares at a rate of 100 common shares per preferred share.  Series B preferred shares are entitled to cast 500 votes for each preferred share owned.  Series B preferred shares are senior to common shares with respect to the right to participate in distributions or payments in the event of any liquidation, dissolution, or winding up of the Company, and holders of Series B preferred shares are entitled to receive a preferred return equal to the purchase price paid for such Series B preferred stock.

Holders of Series B preferred shares are entitled to preemptive rights to purchase stock in future offerings, and have the right to register their unregistered stock when either the Company or another investor initiates a registration of the Company’s securities.  Holders do not have the right of co-sale, and are not required to sell all of their Series B preferred shares on the same terms or conditions of a co-sale by a majority shareholder.  If any Series B preferred shareholder wishes to sell, transfer or otherwise dispose of any or all of their Series B preferred shares, the other Series B preferred shareholders shall not have a prior right to buy such Series B preferred shares.

Series C Preferred Stock:

Series C preferred shares have a par value of $0.0001, and are convertible into common shares at a rate of $1.00 per common share.  Series C preferred shares are not entitled to any voting rights, unless such vote is to modify rights, preferences, privileges and restrictions granted to and imposed on Series C preferred shares.  Series C preferred shares are senior to common shares and Series B preferred shares with respect to the right to participate in distributions or payments in the event of any liquidation, dissolution, or winding up of the Company, and holders of Series C preferred shares are entitled to receive a preferred return equal to the purchase price paid for such Series C preferred, which is deemed to be $600,000. If the closing price per share of the Company’s common shares is less than $1.00 for a period of five consecutive trading days, the YP Holdings will have the one-time right, exercisable at its discretion, to require that the conversion price of the shares become equal to 75% of the average closing bid price per shares for the five consecutive trading days immediately preceding the date that YP Holdings notifies the Company that it wishes to convert some or all of its Series C preferred shares into common shares.  The reset shall not be available if the proceeds of the sale of converted common shares equals or exceeds $750,000.  Should proceeds of the sale of converted common shares equal or exceed $1,000,000, any unconverted Series C preferred shares shall be returned to the Company for retirement.  Converted common shares are subject to a leak-out agreement, and no more than 50,000 common shares may be sold by YP Holdings in any one month.

Holders of Series C preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business.  Holders are not entitled to preemptive rights to purchase shares in future offerings of the Company.

Holders of Series C preferred shares have the right to register their unregistered shares when either the Company or another investor initiates a registration of the Company’s securities.  Holders have the rights of co-sale, and are not required to sell all of their Series C preferred shares on the same terms or conditions of a co-sale by a majority shareholder.  If any Series C preferred shareholder wishes to sell, transfer, or otherwise dispose of any or all of their Series C preferred shares, other Series C preferred shareholders shall not have a prior right to buy such shares.

Series D Preferred Stock

Series D preferred shares have a par value of $0.0001, and are convertible into common shares at a conversion rate of $1.00 per common share.  Series D preferred shares rank senior to common shares and the Series B preferred shares.  In the event of any liquidation, dissolution, or winding up of the Company, holders of Series D preferred shares shall be entitled to receive a preferred return equal to the purchase price paid for such Series D preferred shares after payment of the preferred returns relating to the Series A and C preferred shares.  Series D preferred shares are not entitled to voting rights.

Holders of Series D preferred shares shall be entitled to receive a preferred return equal to 10% of the Gross Cash Sales Income received in the ordinary course of business.  Upon issue of the dividend, the value of such shares shall be deemed to be retired.  Holders of Series D preferred shares are not entitled to preemptive rights to purchase stock in future offerings of the Company.  Holders of Series D preferred shares have the right to register their unregistered stock when either the Company or another investor initiates a registration of the Company’s securities.  Holders of Series D preferred shares have the right of co-sale, but they are not required to sell all of their Series D preferred shares on the same terms or conditions of a co-sale by a majority shareholder.

8.

Common Stock

The Company has authorized 1,000,000,000 shares of its common stock, $0.001 par value, post-split.  On August 31, 2015, there were 45,889 (458,892,294 pre-split) shares of common stock issued and outstanding 31,154 (311,540,534 pre-split) shares of common stock reserved for issuance.

Effective August 23, 2013, the Company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 10 new for 1 old basis and, consequently, an increase to our authorized share capital from 100,000,000 to 1,000,000,000 common shares, with a par value of $0.001 per share.

On October 21, 2015, the Company effectuated a 1 for 10,000 reverse split on its common stock as of a record date of October 22, 2015.  As a result, the 501,242,594 outstanding shares as of the record date were reversed to 50,125 shares. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented. The total number of authorized common shares and par value was not changed for the split.

On February 27, 2014, the Company issued 500 (5,000,000 pre-split) shares to its Chief Executive Officer, who agreed to retire the 500 common shares and return them to the unissued, authorized common shares of the Company in exchange for a stock option.

On March 13, 2014, the Company issued 20 (200,000 pre-split) shares of its restricted common stock to GoKush, Inc. as described in Note 5.  On July 1, 2014, these restricted shares were issued.

On March 14, 2014, the Company issued 2,600 (26,000,000 pre-split) shares of its restricted common stock to Phoenix Bio Pharm as described in Note 5. On July 1, 2014, these restricted shares were issued.

On January 23, 2015, the Company issued 25,000 (250,000,000 pre-split) shares of its restricted common stock to Phoenix Bio Pharm as described in Note 5.

During the year ended February 28, 2015, the Company sold 44 (440,300 pre-split) shares of its restricted common stock to accredited investors for consideration for proceeds of $375,925.

On December 9, 2014, the Company issued 500 (5,000,000 pre-split) shares of its common stock as compensation under two consulting agreements, each for one-year of marketing services. The Company values the issuance of shares at $119,666, which will be amortized over the twelve months beginning November 2014 to October 2015.

On December 16, 2014, the Company issued 667 (6,666,667 pre-split) shares of its common stock to YP Holdings for $600,000 under a Securities Purchase Agreement as discussed below.

During the year ended February 28, 2015, the Company issued 1,002 (10,020,000 pre-split) shares of common stock to Typenex from the conversion of a total principal amount of $38,500 under a Convertible Notes Agreement as discussed in Note 13 below.

Between March 1, 2015 and August 31, 2015, the Company issued 9,756 (97,560,000 pre-split) shares of common stock to Typenex from the conversion of a total principal amount of $54,000 under a Convertible Notes Agreement and 3,157 (31,575,175 pre-split) shares of Common Stock to Typenex related to true-up notices received from the noteholder, as discussed in Note 13 below.

On August 14, 2015, Phoenix Bio Pharm returned 27,600 (276,000,000 pre-split) shares of common stock to the Company to hold in safe keeping for an exchange into 2,000,000 shares of preferred stock.  As of August 31, 2015, the 27,600 (276,000,000 pre-split) shares of common stock were considered outstanding.

9.

Common Stock Options

2014 Stock Awards Plan:  Effective June 4, 2014, the Board of Directors adopted the 2014 Stock Awards Plan (the “Plan”) under which the Company is authorized to grant employees, directors, and consultants (“Participant”) incentive and non-qualified stock options.  Pursuant to the Plan, the Company is authorized to grant an aggregate of 1,000 (10,000,000  pre-split) stock options to purchase common stock of the Company.  The stock option price and vesting terms are determined by the Board of Directors or Compensation Committee (the “Committee”), and evidenced by a stock option agreement extended to the Participant.  The options granted generally terminate five years from the date of issuance.

Effective February 27, 2014, the Company’s former CEO and Director was granted incentive stock options to purchase 500 (5,000,000 pre-split) common shares of the Company at $3,400 ($0.34 pre-split) per common share valued at $551,363.   Immediately upon the grant of the option, options to purchase 250 (2,500,000 pre-split) common shares vested.  The option to purchase the remaining 250 (2,500,000 pre-split) common shares shall vest in equal amounts over the next three years ending February 27, 2017.  As of February 18, 2015, the unvested options totaling 250 (2,500,000 pre-split) were cancelled upon resignation by the holder.  The remaining 250 (2,500,000 pre-split) vested options are exercisable until February 17, 2016.

The following table describes stock options outstanding and exercisable at August 31, 2015:

Options Outstanding and Exercisable
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Price	Life	Number	Price	Life

$3,400	250	$ 3,400.5		250	$3,400	0.5
	250			250

10.

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

Notice of Default – on January 9, 2015, the Company received a Notice of Default from Typenex under the Convertible Promissory Note described in Note 12 above.  In the letter, the noteholder described two major defaults where the Company failed to meet its obligations under the Typenex Note.  The first default was triggered on December 16, 2014 related to a request from the noteholder to increase the number of shares reserved for issuance under the Typenex Note on the books of the Company’s transfer agent.  The second default was triggered on December 27, 2014, when the Company failed to make its first installment payment of $61,888.89 according to the terms of the Typenex Note.  Each default triggered a penalty of 115% of the then outstanding principal and accrued and unpaid interest and triggers the interest rate to 22%. As of January 9, 2015, the outstanding principal, accrued interest and accrued penalties on the Typenex Note was $239,483.61.  On January 23, 2015, the Company satisfied its first default by instructing its transfer agent to reserve a total of 5,092 (50,925,000) shares of common stock covering the potential conversion of the original principal value of the Typenex Note ($1,100,000) plus common shares issuable upon the exercise of warrants underlying the Typenex Note.  On February 12, 2015, the Company received a notice from Typenex waiving the penalties on the December 16, 2014 default and waived $26,755.16 of penalies imposed on December 16, 2014.  Under the terms of the Typenex Note, the Lenders Conversion Price will reset to 60% of the average of the three lowest closing bid prices of the Company’s common stock in the 20 days prior to conversion.  During the quarter ended August 31, 2015, the Company re-evaluated the Notice of Default and determined that it had previously recorded a beneficial conversion feature incorrectly.  The Company has computed a Derivative liability effective December 2014 and has corrected its statements as of February 28, 2015 to reflect this accounting treatment (see Note ).  As of August 31, 2014 and February 28, 2015, the Derivative Liability on the Typenex Note was $143,335 and $169,868, respectively.

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

Notice of Conversion – Between March 1, 2015 and August 31, 2015 the Company has received conversion notices from its noteholder on the Typenex Note to convert principal on the Typenex Note into shares of the Company’s Common Stock at a market price as defined by the Typenex Note.  The table below lists the conversion activity and the shares of common stock issued pursuant to each conversion:

Date of Notice	Principal	Market Price*	Conversion Shares	True Up Shares	Total Shares Issued
March 2, 2015	$14,000	$0.071788	1,005	-	1,005
March 31, 2015	-	-	-	2,204	2,204
May 14, 2015	$15,000	$0.203395	2,098	953	3,051
August 10, 2015	$25,000	$0.139860	3,496	-	3,496
Total	$54,000		6,599	3,157	9,756

*Market Price as defined by the Typenex Note

All shares and Market Price in the above table are stated to reflect the 10,000 to 1 reverse stock split.

At August 31, 2015 and February 28, 2015, convertible notes payable included the following:

	August 31, 2015	February 28, 2015
Outstanding principal balance on Typenex Note:	$77,500	$131,500
Unamortized original issue discount	(7,650)	(12,870)
Accrued interest	97,687	76,118
Net Convertible Notes Payable	$167,537	$194,748

11.

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

12.

Securities Purchase Agreement

On September 17, 2014, the Company entered into a securities purchase agreement with YP Holdings, LLC.  YP Holdings, LLC has no material relationship with the Company other than with respect to this agreement.

Under this agreement, the purchasers will be purchasing units of one common share and two warrants to purchase common shares for $0.09 per unit, for a total of $600,000.  The common shares have a par value of $0.001 per share.  The warrants are exercisable for five years from the date of issuance and shall have an initial exercise price equal to $0.20.  As a result of this agreement, the Company issued 667 (6,666,667 pre-split) common shares and 1,333 (13,333,334 pre-split) warrants to the purchasers.  On August 29, 2014 and September 17, 2014, the Company received gross proceeds of $100,000 and $500,000, respectively and has recorded financing fees of $18,000 and $52,000, related to this agreement.  The Company has valued these warrants using the Black Scholes option pricing model and has recorded expense related to the issuance of these warrants totaling $552,500 during the year ended February 28, 2015.

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

Additionally, on September 16, 2014, the Company issued warrants to purchase 53 (533,333 pre-split) common shares to consultants for services rendered.  The warrants expire five years from the date of issuance and are exercisable for $0.20 per share.  The Company has valued these warrants using the Black Scholes option pricing model and has recorded expense related to the issuance of these warrants totaling $104,578 during the year ended February 28, 2015.

13.

Corrections to Prior Financials As Filed

Due to a change in auditors and a subsequent review of the accounting treatment surrounding the Typenex Notes, there were corrections of expenses related to the Derivative Liability and Beneficial Conversion Feature recorded on the Typenex Notes for the year ended February 28, 2015 and the three months ended May 31, 2015. The table below for the shows the effects on Net loss, earnings per share, and accumulated deficit for each of the periods.

Period	Net Loss	Earnings Per Share	Accumulated Deficit
Year Ended February 28, 2015	205,522	(0.00)	205,522
Three months ended May 31, 2015	(66,515)	(0.00)	(66,515)

14.

Subsequent Events

On September 22, 2015, the Company amended and restated its Articles of Incorporation to create and issue several series of preferred stock.  The Company has authorized 2,000,000 shares of each series of Preferred Stock, $0.0001 par value.

On September 24, 2015, the Cannavest presented a Conversion Notice (the “Notice”) to the Company whereby they requested conversion of $42,350.30 in principal on the Cannavest Note at a Conversion Price of $0.001 per share.  On October 15th, 2015, the Company issued 4,236 (42,350,300 pre-split) shares of common stock to CannaVest pursuant to the Notice.

On October 21, 2015, the Company effectuated a 1 for 10,000 reverse split on its common stock as of a record date of October 22, 2015.  As a result, the 501,242,594 outstanding shares as of the record date were reversed to 50,125 shares. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented. The total number of authorized common shares was not changed by the split.

On November 4, 2015, the Company cancelled 27,600 (27,600,000 pre-split) shares of common stock held by Phoenix Bio Pharm and issued 2,000,000 shares of Series B Preferred Stock.

In November 2015, the Company issued 1,987 of shares of common stock related to an adjustment made to one of the Company's stockholders by the Depository Trust Company in connection with the 10,000 to 1 reverse split. The Company will account for this share issuance at par value.

On October 26, 2015, the registrant dismissed DKM Certified Public Accountants as their registered independent public accountant.  On October 26, 2015, the registrant engaged Fruci & Associates II, PLLC (“Fruci”) as its new registered independent public accountant.

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

In addition to the new license agreement, on July 8, 2015 the Company has entered into an exchange agreement with Phoenix Bio Pharm where the 27,600 (276,000,000 pre-split) representing all of the existing common shares held by Phoenix Bio Pharm are exchanged for 2,000,000 Series B Preferred Shares, par value $0.0001.  These preferred shares are entitled to 500 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder.  On August 14, 2015, the 27,600 (276,000,000 pre-split) common shares were returned to the Company.  On November 4, 2015, the Company cancelled the 27,600 common shares and issued the 2,000,000 Series B Preferred Shares to Phoenix Bio Pharm described above.

Consolidated Results of Operations

On March 1, 2014, the Company discontinued its previous operations as an oil and gas enterprise to pursue its new operations as a medical marijuana sales and distribution company.  The results of operations for the three and six months ended August 31, 2015 represent results of the new business.  The results of operations for the comparable period have been recorded as discontinued operations.

Revenues for the three months ended August 31, 2015 and 2014 were $17,830 and $2,780, respectively.  Cost of Sales for the three months ended August 31, 2015 and 2014 were $10,692 and $1,550, respectively.    Revenues for the six months ended August 31, 2015 and 2014 were $20,265 and $2,780, respectively.  Cost of Sales for the six months ended August 31, 2015 and 2014 were $11,590 and $1,550, respectively.  Revenues and the related expenses for the three and six months ended August 31, 2015 and 2014 were primarily from the sale of CBD products.

Amortization expense for the three months ended August 31, 2015 and 2014 were $216,799 and $Nil, respectively.  Amortization expense for the six months ended August 31, 2105 were $433,600 and $Nil, respectively.  Amortization expense represents amortization expense related to the Company’s licensing and distribution agreements.

Product development expense during the six months ended August 31, 2014 was $15,000.  Product development expenses in the 2014 period represent payments to Phoenix Bio Pharm for the product development of branded products of the Company.

Sales and marketing expenses for the three months ended August 31, 2015 and 2014 were $6,306 and $56,435, respectively. Sales and marketing expense for the six months ended August 31, 2015 and 2014 were $24,345 and $147,922, respectively.  The decrease in Sales and Marketing expenses in the 2015 period are due primarily to activity in the 2014 period to grow the Company’s sales organization.  During the 2015 period, sales and marketing expenses represent continued efforts to promote the Company’s products.

Operations expenses for the three months ended August 31, 2015 and 2014 were $26,265 and $81,205, respectively.  Operations expense for the six months ended August 31, 2015 and 2014 were $64,310 and $100,237, respectively. The decrease in operating expenses during the 2015 period are due to the activities to grow the selling and operational business during 2014.  During the 2015 period, operations expenses represent continued efforts to support the Company’s selling organization.

General and administrative expenses for the three months ended August 31, 2015 and 2014 were $50,187 and $49,218, respectively. General and administrative expenses for the six months ended August 31, 2015 and 2014 were $99,041 and $59,031, respectively.  General and administrative expenses generally include costs for running the Company’s administrative office.

Professional fees for the three months ended August 31, 2015 and 2014 were $86,089 and $89,937, respectively.  Professional fees for the six months ended August 31, 2015 and 2014 were $171,975 and $171,729, respectively.  Professional fees consist of cost of financing, legal, accounting, consulting and advisory services.  Included in professional fees during the six months ended August 31, 2015 are $100,000 of non-cash expense related to consulting fees paid in stock.

Lease operating expenses for the three months ended August 31, 2015 and 2014 were $Nil and $7,500, respectively.  Lease operating expenses for the six months ended August 31, 2015 and 2014 were $7,500 and $15,000, respectively.

Other income and expense for the three months ended August 31, 2015 and 2014 were net expense of $30,899 and $557,703, respectively.  Other income and expense for the six months ended August 31, 2015 and 2014 were net expense of $58,795 and $556,981.  The decrease in other income and expense in the 2015 periods from the 2014 periods are due to non-cash expenses related to the issuance of warrants on convertible securities during the 2014 periods totaling $554,413.

Net loss for the three months ended August 31, 2015and 2014 were $409,407 and $840,768.  Net loss for the six months ended August 31, 2015 and 2014 were $850,891 and $1,064,670, respectively.

Net gain from discontinued operations for the six months ended August 31, 2014 was $722.

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

Liquidity and Capital Resources

At August 31, 2015, the Company had a cash balance of $473 compared with $9,400 at February 28, 2015.  The decrease in cash during the six months ended August 31, 2015 is attributable to cash used for operating expenses.

We believe that our cash on hand may not be sufficient for continued operations and may have to seek out additional funding to meet our inventory and operational needs.  We are currently seeking financing opportunities in the form of equity and/or debt financing to support our operational goals.

Cash flow from Operating Activities.  During the six months ended August 31, 2015, the Company incurred a net loss of $850,891.  We had the following adjustments to reconcile net loss to net cash used in operating activities: an increase of $433,600 due to amortization, a non-cash gain of $26,533 due to the adjustment of the derivative liability on the convertible promissory notes, and an increase of $100,001 due to non-cash stock option compensation.  We had the following changes in operating assets and liabilities: an increase of $1,207 due to accounts receivable, an increase of $17,233 due to inventory, and an increase of $193,956 due to accounts payable and accruals.  As a result, we had net cash used for operating activities of $131,427 for the six months ended August 31, 2015.

For the six months ended August 31, 2014, the Company incurred a net loss of $1,064,670, and a loss from discontinued operations of $722.  We had the following changes in operating assets and liabilities: an increase of $554,413 related to the non-cash accounting for the cost of warrants issued with convertible financing; an increase of $20,000 related non-cash stock debt issuance costs of $20,000; a decrease of $17,338 for inventory, a decrease due to prepaid expense and deposits of $202,750 and an increase of $164,411 due to accounts payable and accruals.  As a result, we had net cash used for operation activities due to current operations of $548,646 and net cash provided by operating activities due to discontinued operations of $302 for the six months ended August 31, 2014.

Cash flow from Investing Activities.  During the six months ended August 31, 2015, the Company received $10,000 from investing activities, representing payments on its related party loan to Phoenix Pharms Capital.  We did not pursue any investing activities during the six months ended August 31, 2014.

Cash flow from Financing Activities.  During the six months ended August 31, 2015, the Company recorded a net amount of $112,500 from financing activities related to the Company’s amounts due to related parties.

During the six months ended August 31, 2014, the Company received $135,000 in proceeds from convertible promissory notes, $100,000 from a bridge financing, $13,270 due to related parties and received $375,925 as proceeds from the issuance of common shares.  As a result, we had net cash provided by financing activities due to continuing operations of $624,195 for the six months ended August 31, 2014.

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

Recent Accounting Pronouncements

The Company is reviewing the effects of following recent updates.  The Company has no expectation that any of these items will have a material effect upon the financial statements.

•

Update 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

•

Update 2015-15—Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update)

•

Update 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

•

Update 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory

•

Update 2015-08—Business Combinations (Topic 805): Pushdown Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115  (SEC Update)

•

Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

•

Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended August 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of August 31, 2015.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of August 31, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Between March 1, 2015 and August 31, 2015, the Company issued 9,756 (97,560,000 pre-split) shares of common stock to Typenex from the conversion of a total principal amount of $54,000 under a Convertible Notes Agreement and 3,157 (31,575,175 pre-split) shares of Common Stock to Typenex related to true-up notices received from the noteholder, as discussed in Note 13 below.

On August 14, 2015, Phoenix Bio Pharm returned 27,600 (276,000,000 pre-split) shares of common stock to the Company to hold in safe keeping for an exchange into 2,000,000 shares of preferred stock.  As of August 31, 2015, the 27,600 (276,000,000 pre-split) shares of common stock were considered outstanding.

On September 24, 2015, Cannavest presented a Conversion Notice (the “Notice”) to the Company whereby they requested conversion of $42,350.30 in principal on the Cannavest Note at a Conversion Price of $0.001 per share.  On October 15th, 2015, the Company issued 4,236 (42,350,300 pre-split) shares of common stock to CannaVest pursuant to the Notice.

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

Dated:  January 15, 2016

MediJane Holdings Inc.

By:

/s/ Lewis “Spike” Humer

Lewis “Spike” Humer

Interim Chief Executive Officer

/s/Russell Stone

Russell Stone

Interim Chief Financial Officer