Form 10-K/A
period 2015-02-28
Phoenix Life Sciences International Limited.
filed 2019-03-04
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

  ☒ . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ______________

Commission file number   333-167275

MEDIJANE HOLDINGS INC.

(Exact name of Company as specified in its charter)

Nevada	46-0525378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2011 Ken Pratt Boulevard, Suite 300 Longmont, CO	80501
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code:    (720) 442-7242

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes  ☐  No  ☒ .

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒ .

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes  ☒ . No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes  ☒ . No ☐   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐ .☐	Accelerated filer	☐ .
Non-accelerated filer	☐ . (Do not check if a smaller reporting company)	Smaller reporting company	☒ .

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒ .

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

 EXPLANATORY NOTE

Amendment No. 2 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended February 28, 2015, originally filed with the Securities and Exchange Commission on July 29, 2015. We are filing this Amendment to correct our financial statements and to provide all required information as required under Regulation S-X. This Amendment does not change any of the other disclosures contained in the Annual Report on Form 10-K, other than as described above.

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

On February 27, 2014, there was a change of control of the Company.  On February 28, 2014, our board of directors and a majority of holders of the Company’s voting securities approved a change of name of the Company to MediJane Holdings Inc.  A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on March 4, 2014.  A Certificate of Correction was subsequently filed with the Nevada Secretary of State on March 6, 2014 to correct a spelling error in the Company’s new name.  These amendments have been reviewed by FINRA and were approved for filing with an effective date of March 10, 2014.  The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on March 10, 2014 under our new ticker symbol “MJMD”.

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

Competitive Analysis

The health, wellness and cannabinoid industries, specifically in states that have passed medicinal marijuana laws, are rapidly evolving and intensely competitive, and we expect that the competition will intensify in the future.  Barriers to entry are minimal. We believe while we currently may have advantages in this market, the growth of this market is able to allow us to take a market share if we can raise sufficient funds to commence full-scale operations.  We will compete on the basis of quality and value, whilst leveraging established brands and operators, and through customer preference.  Our competitors may be well established, substantially larger and have substantially greater market recognition, greater resources and broader capabilities than we have.  There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended February 28, 2015 and February 28, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors”.

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

Revenue for the year ended February 28, 2015 was $23,549.  Cost of Sales for the year ended February 28, 2015 was $13,965.  Revenues and related expenses are primarily from the sale of cannabis products.

Amortization expense for the year ended February 28, 2015 was $707,879.  Amortization expense represents amortization expense related to the Company’s licensing and distribution agreements.

Product development expense for the year ended February 28, 2015 was $84,490.  Product development expenses primarily represent payments to Phoenix Bio Pharm ($15,000) and to Phoenix Pharms Capital ($64,000) to support the product development of branded products of the Company.

Sales and marketing expenses for the year ended February 28, 2015 were $397,571.  Sales and marketing expenses represent the early 2014 ramp up of the selling team, infrastructure and promotion of the Company.

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

Other income and expense for the year ended February 28, 2015 totaled net expenses of $14,992,161 including a one-time expense of $14,168,989 from the impairment to the Company’s license agreements with Phoenix Bio Pharm and distribution agreement with GoKush, and $554,630 representing amortization expenses related to the Company’s convertible promissory notes dated June 24, 2014.  Included other expenses year ended February 28, 2015 is a gain of $722 from discontinued operations.

Net loss for the year ended February 28, 2015, totaled $17,363,968.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

A significant item that requires management’s estimates and assumptions is the estimate of proved oil reserves which are used in the calculation of depletion, impairment of its properties and asset retirement obligations.  Other items subject to estimates and assumptions include the carrying amount of property, plant and equipment, valuation allowances for income taxes, valuation of derivatives instruments and accrued liabilities, among others. Although management believes these estimates are reasonable, actual results could differ from these estimates.

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

Item 8. Financial Statements and Supplementary Data

MEDIJANE HOLDINGS, INC.

(A Development Stage Company)

Financial Statements

For the Year Ended February 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BMKR, LLP	T 63 1 293-5000 F 63 1 234-4272 www.bmkr.com
Certified Public Accountants

1200 Veterans Memorial Hwy., Suite 350
Hauppauge, New York 11788

Thomas G. Kober, CPA	Charles W. Blanchfield, CPA (Retired)
Alfred M. Rizzo, CPA	Bruce A. Meyer, CPA (Retired)
Joseph Mortimer, CPA

To the Board of Directors

Phoenix Life Sciences International (formerly Medijane Holdings Inc.)

We have audited the accompanying balance sheet of Phoenix Life Sciences International (formerly MediJane Holdings Inc.) as of February 28, 2015, and the related statement of operations, stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements of Phoenix Life Sciences International Limited (formerly Medijane Holdings Inc.) as of February 28, 2014 were audited by other auditors who are no longer registered with the Public Accounting Oversight Board. Those auditors expressed an unqualified opinion on those financial statements assuming will continue as a going concern dated June 14, 2014.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Life Sciences International (formerly MediJane Holdings Inc.) as of February 28, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies: Those conditions raise substantial doubt about the Company’ s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BMKR LLP

Hauppauge, NY 11788

February 28, 2019

Member American Institute of Certified Public Accounts

Member Public Company Accounting Oversight Board

MEDIJANE HOLDINGS, INC.
Consolidated Balance Sheets

	February	February
	28, 2015	28, 2014
	$	$

ASSETS

Cash	9,400	6,104
Accounts receivable	2,300	—
Notes receivable, related party	258,122	—
Inventory	1,211,340	—
Prepaid expense	141,664	—

Total Current Assets	1,622,826	6,104

Security deposit	1,250	—

Total Assets	1,624,076	6,104

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	409,701	10,016
Due to related parties	50,000	—

Current Liabilities	459,701	10,016

Convertible notes payable, net	194,746	—
Convertible notes payable, Cannavest	1,222,027	—
Derivative Liability – Typenex note	169,868	—
Asset retirement obligation	—	420

Total Liabilities	2,046,342	10,436

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 1,000,000,000 common shares, par value of $0.001 per share, Issued and outstanding: 361,322,812 and 63,000,000 common shares, respectively	361,323	63,000

Additional paid-in capital	17,247,631	599,920

Accumulated deficit during the development stage	(18,031,220)	(667,252)

Total Stockholders’ Equity (Deficit)	(422,266)	(4,332)

Total Liabilities and Stockholders’ Equity	1,624,076	6,104

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, Inc.
Consolidated Statements of Operations

	For the years ended
	February 28,
	2015	2014
	$	$
Revenues	23,549	—
Cost of sales	13,965	—
Gross Profit	9,584	—

Operating expenses
Amortization expense	707,879	—
Product development expense	84,490	—
Sales and marketing expenses	397,571	—
Operations expense	167,760	—
General and administrative	311,338	—
Professional fees	678,168	—
Lease operating expenses	34,185	—

Total operating expenses	2,381,391	—

Loss before other expenses	(2,371,807)

Other income (expense)
Interest Income	2,687	—
Interest Expense	(102,083)	—
Loss on impairment of license agreement	(14,168,989)
Discount Amortization	(554,630)	—
Gain (loss) on derivative liability	(169,868)
Gain (loss) on discontinued operations	722	(54,547)

Total other expense	(14,992,161)	(54,547)

Net loss	(17,363,968)	(54,547)

Basic and diluted loss per common share
Income (loss) from continuing operations	(0.15)	(0.00)
Income (loss) from discontinued operations	0.00	0.00
Basic and diluted loss per common share	(0.15)	(0.00)

Weighted average shares outstanding – basic and diluted	112,955,461	63,000,000

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC,.

Consolidated Statements of Changes in Stockholders’ Deficiency

					Accumulated
	Common Stock		Stock	Additional	deficit during the
		Par	subscriptions	paid-in	development
	Shares	value	receivable	capital	stage	Total
	#	$	$	$	$	$
Balance – February 28, 2013	7,800,000	7,800	—	103,557	(612,705)	(501,348)

Adjustment for stock split	70,200,000	70,200		(70,200)		—
Cancellation of shares issued to consultant	(15,000,000)	(15,000)		15,000		—
Stock option compensation expense				551,563		551,563
Net loss for year					(54,547)	(54,547)
Balance – February 28, 2014	63,000,000	63,000	—	599,920	(667,252)	(4,332)
Issuance of stock for license agreement	276,000,000	276,000		14,441,868		14,717,868
Issuance of common stock for distribution agreement	200,000	200		158,800		159,000
Issuance of common stock for cash	7,106,967	7,107		968,818		975,925
Issuance of common stock for compensation	5,000,000	5,000		195,000		200,000
Issuance of common stock for notes payable	10,015,845	10,016		28,484		38,500
Issuance of common stock warrant				854,741		854,741
Net loss for year					(17,363,968)	(17,363,968)
Balance – February 28, 2015	361,322,812	361,323	—	17,247,631	(18,031,220)	(422,266)

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the years ended
	February 28,
	2015	2014
	$	$
Operating Activities

Net loss	(17,363,968)	—
Loss from discontinued operations	(722)	(54,547)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	707,879	—
Non-cash cost of impairment of license agreement	14,168,989	—
Non-cash amortization of discount on convertible notes payable	554,630	—
Non-cash loss on derivative liability	169,868
Non-cash stock option compensation	360,576	—

Changes in operating assets and liabilities:

Accounts receivable	(2,300)	—
Inventory	(11,340)	—
Prepaid expense and deposits	(1,250)	—
Accounts payable and accruals	267,829	—
Net changes in operating assets and liabilities – discontinued operations	—	(9,218)
Net Cash provided by(used for) operating activities – current operations	(1,149,809)	—
Net Cash provided by(used for) operating activities – discontinued operations	302	(63,765)

Investing Activities
Related party notes receivable	(258,122)	—
Net Cash Used In Investing Activities – continuing operations	(258,122)	—
Net Cash Used In Investing Activities – discontinued operations	—	68,165

Financing Activities
Proceeds from notes payable	385,000	—
Due to related parties	50,000	—
Proceeds from issuance of common shares	975,925	—
Net changes in financing activities – discontinued operations	—	—
Net Cash Provided By Financing Activities – continuing operations	1,410,925	—
Net Cash Provided By Financing Activities – discontinued operations	—	—

Increase (Decrease) in Cash – continuing operations	3,296	4,400
Increase (Decrease) in Cash – discontinued operations	—	—

Cash – Beginning of Period – continuing operations	6,104	—
Cash – Beginning of Period – discontinued operations	—	1,704

Cash – End of Period – continuing operations	9,400	—
Cash – End of Period – discontinued operations	—	6,104

(The accompanying notes are an integral part of these financial statements)

MEDIJANE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Continued from previous page)

Supplemental disclosures
Interest paid	—	—
Income tax paid	—	—
Non-cash issuance of stock for consulting agreements	500,000	—
Non-cash issuance of stock for license agreement, related party	17,000,000	—
Non-cash issuance of stock for distribution agreement	172,000	—
Non-cash issuance of stock for prepaid expenses	200,000	—
Non-cash issuance of stock for conversion of debt	38,500	—
Non-cash issuance of debt for inventory	1,200,000	—

MEDIJANE HOLDINGS, INC.

Notes to the Consolidated Financial Statements

1. Nature of Operations and Continuance of Business

The company was incorporated in the State of Nevada on April 21, 2009 under the name Mokita Exploration, Ltd. (the “Company”).  On February 27, 2014, there was a change of control of the Company.  On February 28, 2014, our board of directors and a majority of holders of the Company’s voting securities approved a change of name of the Company to MediJane Holdings Inc.  A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on March 4, 2014.  A Certificate of Correction was subsequently filed with the Nevada Secretary of State on March 6, 2014 to correct a spelling error in the Company’s new name.  These amendments have been reviewed by FINRA and were approved for filing with an effective date of March 12, 2014.  The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on March 12, 2014 under our new ticker symbol “MJMD”.

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

A significant item that requires management’s estimates and assumptions is the estimate of proved oil reserves which are used in the calculation of depletion, impairment of its properties and asset retirement obligations. Other items subject to estimates and assumptions include the carrying amount of property, plant and equipment, valuation allowances for income taxes, valuation of derivatives instruments and accrued liabilities, among others. Although management believes these estimates are reasonable, actual results could differ from these estimates.

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

3.

Variable Interest Entity

The Company follows the guidelines in FASB Codification of ASC 810 “Consolidation”which indicates “a legal entity that is deemed to be a business need not be evaluated by a reporting entity to determine if the legal entity is a Variable Interest Entity (“VIE”)” unless any one of four conditions exist:

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

4. Intangible Assets

Effective September 1, 2014, the Company changed its method of computing amortization from a sales percentage method to the straight-line method for the intangible assets. Based on Statement of Financial Accounting Standards , “Accounting Changes and Error Corrections” FASB ASC 250, the Company determined that the change in depreciation method from an sales percentage method to a straight-line method is a change in accounting estimate affected by a change in accounting principle. Per FASB ASC 250, a change in accounting estimate affected by a change in accounting principle is to be applied prospectively. The change is considered preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets and provide greater consistency with the depreciation methods used by other companies in the Company’s industry. The net book value of intangible assets acquired prior to September 1, 2014 with useful lives remaining will be depreciated using the straight-line method prospectively.

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

Subsequently as the Company has failed to meet projected cash flows which underpin the valuation model of the License Agreement, the Company in conjunction with its auditors determined that the balance of License Agreement should be impaired. Accordingly a total of $14,014,189 was expensed as an impairment to the License Agreement and paid in capital was reduced by $2,282,132.

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

However the Company was not paid for any sales and as such the Company in conjunction with its auditors determined that there is no value in the distribution agreement. Accordingly an impairment of $141,800 of the distribution agreement has been made and paid-in capital has been reduced by $13,000.

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

The following table describes stock options outstanding and exercisable at February 28, 2015:

Options Outstanding and Exercisable
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Price	Life	Number	Price	Life

$0.34	2,500,000	$0.34	5	2,500,000	$0.34	5
	5,000,000			2,500,000

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

17. Corrections to Prior Financials As Filed

Due to a change in auditors and a subsequent review of the accounting treatment surrounding the Typenex Notes, there were corrections of expenses related to the Derivative Liability and Beneficial Conversion Feature recorded on the Typenex Notes for the year ended February 28, 2015. In addition, the carrying value of a Licence Agreement with Phoenix Bio Pharma and the Distribution agreement with Go Kush, Inc was written back to zero. The table below for the shows the effects on Net loss, earnings per share, and accumulated deficit for each of the periods.

Item	Period	Net Loss	Earnings Per Share	Accumulated Deficit
Typenex Note	Year Ended February 28, 2015	205,522	(0.00)	205,522
Phoenix Bio Pharma	Year Ended February 28, 2015	5,514,189	(0.05)	7,166,667
Go Kush, Inc	Year Ended February 28, 2015	141,800	(0.00)	154,800
Accounts Payable	Year Ended February 28, 2015	157,167	(0.00)	165,000
Amendment to Amortisation	Year Ended February 28, 2015	(642,654)
Total	Year Ended February 28, 2015	5,376,024	(0.06)	7,691,989

18. Subsequent Events

Notice of Conversion – Between March 1, 2015 and July 30, 2015, the Company has received conversion notices from its noteholder on the Typenex Note to convert principal on the Typenex Note into shares of the Company’s Common Stock at a market price as defined by the Typenex Note.  Additionally, the Company has issued shares pursuant to the true up provisions as defined in the Typenex Note.  The table below lists the conversion activity and the shares of common stock issued pursuant to each conversion and shares issued:

Date of Notice	Principal	Market Price*	Conversion Shares	True Up Shares	Total Shares Issued
March 2, 2015	$14,000	$0.001393	10,050,257	—	10,050,251
March 31, 2015	—	—	—	22,045,006	22,045,006
May 14, 2015	$15,000	$0.000715	20,979,021	9,530,169	30,509,109
Total	$29,000		31,029,272	31,575,175	62,604,447

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

During the period from May 28, 2013, the date of engagement, to May 21, 2014, the date of resignation, there were no disagreements with Goldman Accounting Services CPA, PLLC, which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Goldman Accounting Services CPA, PLLC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  The reports of Goldman Accounting Services CPA, PLLC regarding the Company’s balance sheets as of February 28, 2013 and February 29, 2012 and the statements of operations, stockholders’ deficit and cash flows for the years then ended did not provide an adverse opinion or disclaimer of opinion to our financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles.  The reports of Goldman Accounting Services CPA, PLLC however stated that there is substantial doubt about the Company’s ability to continue as a going concern. Further there were no other reportable events, as contemplated by Item 304(a)(1)(v) of Regulation S-K, during the two most recent fiscal years and the interim period up to the date of termination.

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

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of the Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position held with the Company	Term of Office
Lewis “Spike” Humer	56	Interim Chief Executive Officer	July 8, 2015 through present
		Director	April 25, 2014 through present

Russel Stone	40	Former Chief Executive Officer	September 17th, 2014 through July 8, 2015
		Chief Operating Officer	May 12th 2014 through present
		Interim Chief Financial Officer	October 20, 2014 through July 8, 2015
		Director	September 17, 2014 through present

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

Since 2002, Mr. Stone has been a managing member and principal of Stone Financial Group, LLC, Jo-Bar Enterprises, LLC, and Stone Brothers Capital LLC. Those entities are in the businesses of participating in a diversified array of investment offerings that include, but are not limited to, lending, hospitality, real estate, medical, technology, and the secondary life insurance market. Mr. Stone’s responsibilities within the companies include investor and broker relations, portfolio analysis, and management

Identification of Significant Employees

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lewis “Spike” Humer	2015	200,000	—	—	—	—	—	—	—
Interim CEO, Director	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Russell Stone	2015	250,000	—	—	—	—	—	—	—
COO, former CEO, interim CFO, director (1)	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Ronald Lusk (2)	2015	33,009	—	—	—	—	—	—	33,009
Former President, CEO, CFO, Treasurer. Former Director	2014	N/A	N/A	N/A	551,563	N/A	N/A	N/A	551,563
Irma N. Colón-Alonso (3)	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former President, CEO, CFO, Secretary, Treasurer and Director	2014	20,685	—	—	—	—	—	—	20,685

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

Outstanding Equity Awards at Fiscal Year End

The following table describes stock options outstanding and exercisable at February 28, 2015:

Options Outstanding and Exercisable

	Options Outstanding						Options Exercisable
Range of Exercise Prices	Number		Price	Life	Number		Price	Life

$0.34	2,500,000	(1)	$0.34	5	2,500,000	(1)	$0.34	1
	5,000,000				2,500,000

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Russell G. Stone (3)	0 Direct	0.00%
2011 Ken Pratt Boulevard, Suite 210	158,718 Indirect	0.2%
Longmont, CO 80122

Lewis “Spike” Humer (4)	824,511 Direct	0.2%
2011 Ken Pratt Boulevard, Suite 210	291,000,000 Indirect	68.6%
Longmont, CO 80122

All officers and Directors as	824,511 Direct	0.2%
a Group (2 persons)	291,158,718 Indirect	68.7%

5% or more shareholders
Caduceus Industries LLC (5)	15,000,000 Direct	3.5%
2011 Ken Pratt Boulevard, Suite 2010
Longmont, CO 80501

Phoenix Pharms Capital Corporation (6)	15,000,000 Direct	3.5%
2011 Ken Pratt Boulevard, Suite 2010
Longmont, CO 80501

Phoenix Bio Pharmaceuticals Corporation (6)	276,000,000 Direct(9)	65.1%
2011 Ken Pratt Boulevard, Suite 2010
Longmont, CO 80501

Martin Tindall (7)	294,245,001 Indirect	69.4%
c/o Kronos International Investments
2011 Ken Pratt Boulevard, Suite 210
Longmont, CO 80501

YP Holdings, LLC (8)	23,293,366 Direct	5.3%
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

(4) Lewis “Spike” Humer is a director of the Company.  Includes direct ownership of 824,611 common shares and indirect ownership of 291,000,000 common shares held by Caduceus (15,000,000) and Phoenix Bio Pharmaceuticals (276,000,000).

(5) Caduceus Industries LLC is controlled by Phoenix Pharms Capital Corporation.

(6) Lewis “Spike” Humer, a director of the Company, is also an officer and a director Phoenix Bio Pharmaceuticals Corporation and Phoenix Pharms Capital Corporation.

(7) Martin Tindall, an officer of Kronos International Investments and a director and officer of Phoenix Pharms Capital Corporation, and a director of Phoenix Bio Pharmaceuticals.  Includes indirect ownership of 294,245,001 common shares held by Kronos International Investments (3,234,101), Caduceus (15,000,000), and Phoenix Bio Pharmaceuticas (291,0000,000).

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

Phoenix Bio Pharmaceuticals, Corporation

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

Statements of Stockholders’ Equity (Deficit) for the years ended February 28, 2015 and 2014

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

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation	Form S-1	June 3, 2010
3.2	Bylaws	Form S-1	June 3, 2010
3.3	Certificate of Amendment (filed May 2, 2010)	Form S-1	June 3, 2010
3.4	Certificate of Amendment (filed July 20, 2010)	Form 8-K	July 22, 2011
3.5	Certificate of Amendment (filed May 30, 2013)	Form 8-K	June 5, 2013
10.1	Form of Subscription Agreement	Form S-1/A	July 12, 2010
10.2	Investor Relations Agreement between our company and LiveCall Investor Relations Company dated April 28, 2011	Form 10-K	June 14, 2011
10.3	Participation Agreement between our company and Buckeye Exploration Company dated May 12, 2011	Form 8-K	June 8, 2011
10.4	Participation Agreement between our company and Premier Operating Company dated May 31, 2011	Form 8-K	June 8, 2011
10.5	Convertible Note between our company and Exchequer Finance Inc. dated March 15, 2012	Form 8-K	March 23, 2012
10.6	Stock Purchase Agreement	Form 8-K	March 6, 2014
10.7	License Agreement with Phoenix Bio Pharmaceutical Corporation	Form 8-K	May 20, 2014
10.8	Agreement with GoKush	Form 8-K	May 20, 2014
10.9	Securities Purchase Agreement with Typenex Co-Investment, LLC	Form 8-K	July 15, 2014
10.10	Securities Purchase Agreement with YP Holding, LLC	Form 8-K	September 23, 2014
10.11	Registration rights agreement with YP Holding, LLC	Form 8-K	September 23, 2014
10.12	Lock-up agreement with Phoenix Bio Pharmaceuticals Corp, Ron Lusk, Lewis Humer, and Caduceus Industries LLC	Form 8-K	September 23, 2014
10.13	License Agreement with Phoenix Bio Pharmaceutical Corporation	Form 8-K	January 8, 2015
10.14	Convertible Promissory Note issued to CannaVest Corp.	Form 8-K	January 8, 2015
16.1	Letter from M&K CPAs, PLLC to the SEC	Form 8-K/A	October 16, 2013
16.2	Letter from Goldman Accounting Services CPA, PLLC	Form 8-K	May 22, 2014
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIJANE HOLDINGS INC.

/s/ Lewis “Spike” Humer
Dated July 28, 2015
Lewis “Spike” Humer
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Lewis “Spike” Humer
Dated July 28, 2015
Lewis “Spike” Humer
Interim Chief Executive Officer
Director

/s/ Russell G. Stone
Dated July 28, 2015
Russell G. Stone
Chief Operating Officer
Interim Chief Financial Officer
Director, Controller