Form 10-K
period 2016-02-29
Phoenix Life Sciences International Limited.
filed 2019-03-13
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ______________

Commission file number   333-167275

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

(Exact name of Company as specified in its charter)

Nevada	46-0525378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Lawrence Street, Denver, CO	80205
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code:    (720) 699-7222

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable

(Title of class)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐   No  ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒.  No ☐

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Company was $70,032,000 based on a $10.50 average bid and asked price of such common equity, as of February 28, 2019, the last business day of the Company’s most recently completed fiscal year.

Indicate the number of shares outstanding of each of the Company’s classes of common stock as of the latest practicable date: 32,584,582 common shares as of February 28, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART II

PART III

PART IV

ITEM 15 Exhibits, Financial Statement Schedules	38
SIGNATURES	40

PART I

Item 1.	Business

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

Except as otherwise indicated by the context, references in this report to “we”, “us” “our” and “the Company” are references to Phoenix Life Sciences International Limited formerly MediJane Holdings, Inc.

General Overview

The Company was incorporated in the State of Nevada on April 21, 2009, under the name Mokita Exploration, Ltd. The Company originally intended to develop its business as a mineral exploration company, however, due to the low supply of potentially profitable mining properties, our company abandoned its original plan and restructured its business strategy.  The Company then focused its efforts on developing a business as a provider of credit card payment services for Canadian customers.  To reflect the Company’s new focus, on February 5, 2010, it filed a Certificate of Amendment to the Articles of Incorporation changing our name to Mokita, Inc.

The board decided to enter the oil and gas industry, seeking out viable options to create value for our shareholders. On July 20, 2011, it filed a Certificate of Amendment to the Articles of Incorporation changing the name to Mokita Ventures, Inc., to reflect the company’s new business plan.  The name change to Mokita Ventures, Inc. was subsequently rejected by the Financial Industry Regulatory Authority (“FINRA”) and accordingly, on May 30, 2013, it filed a Certificate of Amendment to the Articles of Incorporation to restore its name to Mokita, Inc.

On February 27, 2014, there was a change of control of the Company. On February 28, 2014, the board of directors and a majority of holders of the Company’s voting securities approved a change of name of the Company to MediJane Holdings Inc. A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on March 4, 2014.  A Certificate of Correction was subsequently filed with the Nevada Secretary of State on March 6, 2014 to correct a spelling error in the Company’s new name. These amendments have been reviewed by FINRA and were approved for filing with an effective date of March 10, 2014. The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on March 10, 2014 under the new ticker symbol “MJMD”.

On March 8, 2017 the Company filed an Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada. As a result of the Amendment, the Company changed its name with the State of Nevada from Medijane Holdings, Inc. to Stem Bioscience, Inc.

In May 2018 the Company again changed its name to Phoenix Life Sciences International Limited. A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on May 31, 2018. The name change was accepted by FINRA and became effective with the Over-the- Counter Bulletin Board on November 2, 2018 with the trading symbol “PLSI”.

Our Business

After the change of control on February 27, 2014, the Company became a medical delivery systems company with a pharmaceutical approach to cannabinoid treatment of various illnesses with medical marijuana.

License Agreement. On March 14, 2014, the Company entered into a license agreement with Phoenix Bio Pharmaceuticals Corporation (“Phoenix Bio Pharm”). Pursuant to the license agreement, Phoenix Bio Pharm has granted to the Company an exclusive license for the territory of North America to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm related to certain medical cannabinoid products and delivery systems for the treatment and management of illnesses.  Products falling under the license will include the following medicinal cannabis products: transdermal patches, orally administered extracts, concentrated extracts for vaporizers and inhalers, sublingual and buccal dispensing products and extraction technology, suppository delivery systems, salves, creams, gels, lotions, and liquid extracts, and any products or active ingredients sourced through Phoenix Bio Pharm affiliates or third party suppliers or licensors.

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

On January 5, 2015, the Company entered into an additional license agreement with Phoenix Bio Pharmaceuticals Corporation to expand the territories covered under its original license agreement dated March 14, 2014.  Under the terms of the additional license agreement, the Company acquired the marketing rights to distribute products developed by Phoenix Bio Pharmaceuticals Corporation in Australia and New Zealand for ten years.  In exchange for the license, the Company issued 250,000,000 restricted common shares at $0.016 per common share, for an aggregate value of $4,000,000.

On July 8, 2015, the Company agreed to enter into a new licensing agreement with Phoenix Bio Pharmaceuticals Corporation. This new agreement shall replace the previous licensing agreements. The new licensing agreement shall be non-exclusive, CBD only licensing agreement with Phoenix Bio Pharmaceuticals Corporation. This license agreement operates for a twenty (20) year period. Phoenix Bio Pharm has granted to the Company a license for the territory of North America, Australia and New Zealand to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm related to CBD based cannabinoid products and delivery systems for the treatment and management of illnesses. Products falling under the license will include the following CBD products: transdermal patches, orally administered extracts, concentrated extracts of vaporizers and inhalers, sublingual and buccal dispensing products and extraction technology, suppository delivery systems, salves, creams, gels, lotions, and liquid extracts, and any product or active ingredients sourced through Phoenix Bio Pharm or third party suppliers or licensors. The Company will also have the right to sublicense the rights acquired pursuant to the license agreement and to use and develop copyrighted materials of Phoenix Bio Pharm for marketing and distribution purposes.

In addition to the new licensing agreement, on July 8, 2015 the Company has entered into an exchange agreement with Phoenix Bio Pharm where all existing common shares held by Phoenix Bio Pharm (276,000,000) are exchanged for 2,000,000 Series B Preferred Shares, par value $0.0001. These preferred shares are entitled to 100 votes for each share held, and convertible into 100 common shares per preferred share at any time at the discretion of the holder.

Subsequently as the Company has failed to meet projected cash flows which underpin the valuation model of the License Agreement. The Company determined that the balance of License Agreement should be impaired. Accordingly a total of $14,014,189 was expensed as an impairment to the License Agreement and paid in capital was reduced by $2,282,132 at year ended February 28, 2015.

Products

The Company is working with physicians, scientists, engineers and other professional in the United States and internationally to formulate a wide range of product delivery systems to assure our products are a precise and safe alternative as a potential treatment for chronic illness. These statements have not been evaluated by the Food and Drug Administration. These products are not intended to diagnose, treat, cure or prevent disease.

The Company has the following products for medicinal use in the State of California:

Transdermal Patches. Developed out of the commitment for accurate dosing and the application of pharmaceutical grade delivery methods within the cannabis industry. Six (6) formulations of patches are in development with ongoing research for many more to come. The patches retail for approximately $8-$12.50 per patch.

Medi-Strip Relaxation: Medi-Strips are a thin-film strip designed for relaxation and relief of pain and inflammation. The strips retail for approximately $7.50 per patch. The Company seeks to distribute its products in states where medical and recreational use of marijuana products are approved, it plans to distribute and sell future products, including but not limited to:

Capsules. Activated cannabinoid capsules that contain specific non-psychoactive and psychoactive ratios utilizing natural uptake agents for low dose flexibility for the potential of controlling inflammation, muscle spasms, neuropathic pain and many other ailments. The capsules shall retail at $50-$75 per package.

Vaporizing Pharmaceutical Grade Cannabis. Vaporizing is a common technique for consuming marijuana, while, at the same time, negating many irritating respiratory toxins that exits within the grown marijuana flower and are released when smoked. Each product package shall retail at $50-$75 per package.

Medi-Mist Oral Spray. Sublingual sprays provide effective, fact acting cannabinoid delivery because they are generally accepted as allowing direct access to the blood stream. Each spray of MediJane Medi-mist delivers 2.5 mg of cannabinoids. Every patient’s metabolism is different and dosage needs vary. Each bottle shall retail for $45-$60 per bottle.

CV Sciences Inc FKA CannaVest Corp.

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

On or about January 25, 2016, the Company entered into an Amendment No. 1 to the Convertible Promissory Note executed by and between the Company and CV Sciences, Inc (FKA Cannavest Corp. and referred to herein as “CVS”) dated December 23, 2014 (the “Note”), whereby the company and CVS agreed to terminate the Note upon the Company’s return of five containers of raw hemp oil to CVS. As of February 29, 2016 four of five containers had been returned to CVS due to quality issues with the product.

GoKush

On May 13, 2014, the Company entered into a distribution agreement with South Pacific Resources, Inc., DBA GoKush.com LLC (“GoKush”) that is part of a not-for-profit California Cooperative Corporation that is dedicated to providing safe and legal access to medical marijuana for patients throughout California. Pursuant to the agreement, amongst other things, the Company issued GoKush 200,000 common shares of the Company. GoKush agreed to become the online ordering platform for the ordering and re-stock of the Company’s products in California. As of October 2014, Medi-Strips have been available for sale through the GoKush online ordering system.

As consideration of the distribution agreement, the Company issued GoKush 200,000 shares of the Company’s restricted common stock valued at $172,000. The Company was to amortize the cost of the Distribution Agreement over the ten year life beginning October 2014 when on-line sales of product commenced.

However the Company was not paid for any sales and as such the Company determined that there is no value in the distribution agreement. Accordingly an impairment of $141,800 of the distribution agreement was made and paid-in capital was reduced by $13,000 for the year ended February 28, 2015.

Strategic Alliances

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

We have initially launched our products in the State of California. We plan to roll out our products in phases region by region and state by state, in accordance with individual state medical marijuana and cannabis laws. In the future, we have plans to open branded wellness clinic’s/dispensaries.

As of February 2016, 28 states plus Washington DC have passed laws for medicinal cannabis use, ranging from cannabidiol (CBD) only to broad spectrum cannabinoid use. In 2012, Colorado and Washington legalized marijuana for recreational use. In 2014, Oregon and Alaska legalized medical marijuana for recreational use.

The Company is forming strategic partnerships with pharmaceutical and medical device sales professionals to capitalize on this growing new market.

As published by the Huffington Post in November 2013, the medical marijuana market is larger than the smartphone market. The Company believes that the medical marijuana is among one of the fastest-growing markets in the United States. The Company plans to secure a large share of the market place by providing superior products. http://www.huffingtonpost.com/2013/11/04/marijuana-market_n_4209874.html

Industry Analysis

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

Our web site, www.plsi.co currently fills a public and media relations role. Members of the press, present and prospective investors, and other interested parties, can access the latest news and download professionally prepared press releases and high resolution photos; visitors can learn more about the Company and investors and the public can scroll through our photo galleries to stay abreast of the latest on-site happenings.

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

Government Regulations

Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to the Company obtaining marketing approval our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit the products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time.

The cannabis industry faces challenges as a result of federal laws which limit and regulate cannabis products and federal tax laws which make it difficult for us to claim deductions on our tax returns. The IRS has been enforcing IRC Sec. 280E, a law from the 1970s that bars tax deductions for business expenses incurred by drug dealers. This law prevents and deduction or credit for any amount paid or incurred during the taxable year in carrying on any trade or business if said trade or business consists of trafficking in Schedule I or II controlled substances which is prohibited by federal law or the law of any State in which the trade or business is being conducted. This law was intended to stop drug dealers from claiming tax deductions, but the IRS has stated that it applies to medical marijuana companies as well. The tax court has upheld this interpretation. As a result of this, we may not be able to claim business deductions on our tax returns.

Our products contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain cannabis or cannabis extracts if to be approved federally, must be placed in Schedules II—V, since approval by the FDA satisfies the “accepted medical use” requirement. If any proposed products developed receive FDA approval, the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. Consequently, its manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA. Our failure to comply with these regulations could result in the loss of our DEA registration, civil penalties or criminal prosecution. In addition, the scheduling process may take one or more years, thereby delaying the launch of any product in the United States. Furthermore, if the FDA, DEA, or any foreign regulatory authority determines that any product may have potential for abuse, it may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of any proposed product. Our products are federally considered a Schedule 1 controlled substance. As a result, we only sell our products within states that have passed marijuana laws allowing for the sale of Schedule 1 products.

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

Because some of the proposed products contain cannabis extracts, which are Schedule I substances, to conduct clinical trials in the United States prior to approval, each of the research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense the products and to obtain the product from our importer. If the DEA delays or denies the grant of a research registration to one or more research sites, the clinical trial could be significantly delayed, and the clinical trial sites could be lost. The importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import.

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

If a product is approved and classified as a Schedule II controlled substance, federal law may prohibit the import of the substance for commercial purposes. If a product is listed as a Schedule II substance, the manufacturer will not be allowed to import the drug for commercial purposes unless the DEA determines that domestic supplies are inadequate or there is inadequate domestic competition among domestic manufacturers for the substance as defined by the DEA. Moreover, Schedule I controlled substances have never been registered with the DEA for importation commercial purposes, only for scientific and research needs. Therefore, if neither a product could be imported, a product would have to be wholly manufactured in the United States, and we would need to secure a manufacturer that would be required to obtain and maintain a separate DEA registration for that activity If, because of a Schedule II classification or voluntarily, a project developer were to conduct manufacturing or repackaging/relabeling in the United States, they would be subject to the DEA’s annual manufacturing and procurement quota requirements. Additionally, regardless of the scheduling of any product, cannabis comprising the active ingredient in the final dosage form are currently Schedule I controlled substances and would be subject to such quotas as these substances could remain listed on Schedule I. The annual quota allocated to us or our contract manufacturers for the active ingredient in any product may not be sufficient to meet commercial demand or complete clinical trials. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and operations.

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

Employees

The Company has three (3) part-time employees in addition to, Lewis Humer, the interim Chief Executive Officer and Russell Stone, the Chief Operating Officer, and the interim Chief Financial Officer.

Properties

Our headquarters are located at 3000 Lawrence Street, Denver, CO 80205. Our telephone number is (720) 699-7222. We believe that this location will meet our requirements for the foreseeable future.

Item 1A.	Risk Factors

Our business will be subject to numerous risk factors, including the following:

1.        Health, wellness and cannabinoid industry investing is highly speculative and there can be no assurance that the Company will ever achieve profitable operations.

The Company intends to engage in the health, wellness and cannabinoid industry that is speculative and involves a high degree of risk. Cannabinoids are a class of diverse chemical compounds that act on cannabinoid receptors on cells that repress neurotransmitter release in the brain. The health, wellness and cannabinoid industries are speculative and are significantly affected by changes in economic and other conditions, such as:

●	employment levels;

●	construction costs;

●	climate conditions;

●	natural disaster;

●	acts of war;

●	availability of financing;

●	local and national economics;

●	interest rates; and

●	consumer confidence.

These factors can negatively affect the demand for and pricing of the Company’s projects and margin on sale. The Company is also subject to a number of risks, many of which are beyond the Company’s control, including but not limited to:

●	changes in governmental regulations

●	increases or decreases in harvesting production

●	labor strikes

●	changes in the health, wellness and cannabinoid industries and government policy; and

●	distribution costs

2.       We cannot offer any assurance as to our future financial results. We have received a going concern opinion from our auditors. You may lose your entire investment.

Our independent auditors have included in their audit report, included with this prospectus, an explanatory note regarding our ability to continue as a going concern. We cannot assure you that we will be able to generate sufficient revenue to achieve profitability. At this current time, we cannot predict with assurance the potential success of our business. This increases the risk that we may not be able to continue as a going concern.

2.       The Company is dependent on the services of certain key employees and the loss of their services could harm the Company’s business.

The Company’s success largely depends on the continuing services of its officers, and there is presently no key man insurance policy on either officer.

3.       Our future success depends, to a significant extent, on our ability to attract, train and retain management, operations and technical personnel.

Recruiting and retaining capable personnel, particularly those with expertise in the health, wellness and cannabinoid industries, are vital to our success. If we are unable to attract and retain qualified associates, our business may be materially and adversely affected.

4.       Our control shareholders may effectively exercise control over matters requiring shareholder approval.

Caduceus Industries LLC and Phoenix Bio Pharmaceuticals Corporation, a Colorado corporation, beneficially directly or indirectly own or control approximately 45% of our outstanding common shares. They effectively have the power to elect all of the directors and control the management, operations and affairs of the Company. Their ownership may discourage someone from making a significant equity investment in the Company, even if we needed the investment to operate our business. Their holdings could be a significant factor in delaying or preventing a change of control transaction that other shareholders may deem to be in their best interests, such as a transaction in which the other shareholders would receive a premium for their shares over their current trading prices.

5.       We will be subject to risks generally incident to the health, wellness and cannabinoid industry industries. We may never be profitable.

We will be subject to the risks generally incident to the health, wellness and cannabinoid industries, including: uncertainty of cash flow to meet fixed and other obligations; adverse changes in local market conditions, population trends, neighborhood values, community conditions, general economic conditions, local employment conditions, interest rates, and real estate tax rates; changes in fiscal policies; changes in applicable laws and regulations (including tax laws); uninsured losses and other risks that are beyond the control of the Company. There can be no assurance of profitable operations. Moreover, although we expect to obtain insurance to cover most casualty losses and general liability arising from sale of our products, no insurance will be available to cover cash deficits from ongoing operations.

6.       Our products are subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Our products contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, are not currently recognized as “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription. Our products are federally considered a Schedule 1 controlled substance. As a result, we only sell our products within states that have passed marijuana laws allowing for the sale of Schedule 1 products.

While cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain cannabis or cannabis extracts may be required to be placed in Schedules II—V, since approval by the FDA satisfies the “accepted medical use” requirement. If any proposed products developed receive FDA approval, the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. Consequently, its manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use may be subject to a significant degree of regulation by the DEA. Our failure to comply with these regulations could result in the loss of our DEA registration, civil penalties or criminal prosecution. In addition, the scheduling process may take one or more years, thereby delaying the launch of any product in the United States. Furthermore, if the FDA, DEA, or any foreign regulatory authority determines that any product may have potential for abuse, it may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of any proposed product.

The DEA, and some states, also conduct periodic inspections of registered establishments that handle controlled substances. Facilities that conduct research, manufacture, store, distribute, import or export controlled substances must be registered to perform these activities and have the security, control and inventory mechanisms required by the DEA to prevent drug loss and diversion. Failure to maintain compliance, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, results of operations, financial condition and prospects. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

7.       Compliance with DEA registration and inspection of facilities could negatively affect our operations.

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

8.       Compliance with state-controlled substances laws could negatively affect our operations.

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

9.       Clinical trials are subject to DEA registration and approval.    Any delays or denials could negatively affect operations.

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

10.       Manufacture in the United States may be subject to the DEA’s annual manufacturing and procurements quota requirements.

If, because of a Schedule II classification or voluntarily, a project developer were to conduct manufacturing or repackaging/relabeling in the United States, they would be subject to the DEA’s annual manufacturing and procurement quota requirements. Additionally, regardless of the scheduling of any product, cannabis comprising the active ingredient in the final dosage form are currently Schedule I controlled substances and would be subject to such quotas as these substances could remain listed on Schedule I. The annual quota allocated to us or our contract manufacturers for the active ingredient in any product may not be sufficient to meet commercial demand or complete clinical trials. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and operations.

11.       Distribution in the United States requires DEA registration and authority that could be time-consuming and costly.

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

12.       Lack of diversification could result in additional risk exposure.

As the Company expects to sell its products primarily in target markets, the Company may be unable to achieve optimal diversification to properly hedge the Company’s risk exposure to the asset class. If one or more of these markets experiences an economic downturn or suffers from a catastrophic natural disaster, such as a hurricane, tornado, earthquake, tidal wave, tropical storm, flood, mudslide or severe erosion or accretion, the value of the Company’s assets may decrease rapidly. Declines in the health, wellness and cannabinoid industries markets in any of the target markets may reduce the returns on investment.

13.       Acts of terrorism could have a negative effect on the valuation of our investments.

The impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict involving the United States may have an adverse impact on interest rates, the availability of financing, raw materials, oil, gas, electricity, water, energy or other factors. These events could reduce the value of the Company’s assets.

14.       The Company has limited financial resources and has not received significant revenues from operations.

The Company has limited financial resources, and its business is subject to significant risks and competition. The Company’s profitability may be diminished if it incurs significant operating losses or become subject to significant liabilities that impede their operational efficiency.

15.       Our inability to obtain adequate insurance could subject us to additional risk of loss or additional expenses.

The Company may not be able to obtain adequate insurance with respect to the Company’s products, or may not be able to obtain insurance on reasonable terms. Failure to obtain insurance or the excessive costs of insurance may expose the Company to additional risk of loss or additional expenses to which it would not otherwise be subject.

16.       An inability to maintain sufficient reserves could result in additional debt borrowings and negatively affect the operations of the Company.

A portion of the Company’s gross income may be held as working capital reserves to meet the Company’s expenses. Such expenses include those related to the sale and distribution of our products, management and the preparation of income tax information. To the extent that such reserves prove inadequate to defray the Company’s costs and expenses or unanticipated costs and expenses, it could be necessary for the Company to attempt to borrow additional funds. In the event such financing is not available on acceptable terms, management may, although is not required to, advance such sums, or the Company could be required to liquidate one or more of its investments, which might not be on terms favorable to the Company.

17.       If product liability lawsuits are successfully brought against us, we will incur substantial liabilities and may be required to limit the commercialization of our products.

We face potential product liability exposure in jurisdictions where we market and distribute our products. We may face exposure to claims by an even greater number of persons if we begin marketing and distributing our products commercially in the United States and elsewhere, including those relating to misuse of our products. Now, and in the future, an individual may bring a liability claim against us alleging that one of our products caused an injury. While we continue to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us. If we cannot successfully defend ourselves against product liability claims, or if our insurance coverage is inadequate, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for our products;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	costs of related litigation;

●	substantial monetary awards to patients and others;

●	increased cost of liability insurance;

●	loss of revenue; and

●	the inability to successfully commercialize our products.

Risks Associated with our Common Stock

18.       There is only a limited trading market for our common stock and if an active market for our common stock does not develop, our investors will be unable to sell their shares.

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

Currently, our stock prices are quoted on the OTC market. The OTC market tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC market as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including:

a.	The lack of readily available price quotations;

b.	The absence of consistent administrative supervision of “bid” and “ask” quotations;

c.	Lower trading volume; and

d.	Market conditions.

In a volatile market, you may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required to either sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned.

19.       We do not expect to pay dividends in the foreseeable future.

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

20.       We may in the future issue additional common shares that would reduce a shareholder’s ownership interest in our company and which may dilute their share value.

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

21.       FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

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

22.       We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our results of operations.

As a public Company, we will incur legal, accounting and other expenses that we did not incur as a private Company, including costs associated with public Company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules implemented by the Securities and Exchange Commission and other applicable securities or exchange-related rules and regulations. In addition, our management team will also have to adapt to the requirements of being a public Company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

The increased costs associated with operating as a public Company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, our results of operations could be adversely affected.

23.       We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our common stock.

We have historically relied on outside financing and cash from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to:

a)	fund our operations;

b)	respond to competitive pressures;

c)	take advantage of strategic opportunities, including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses; and

d)	develop new products or enhancements to existing products.

We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new securities we issue could have rights, preferences and privileges senior to those of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

24.       We may expand through acquisitions of, or investments in, other companies or through business relationships, all of which may result in additional dilution to our stockholders and consumption of resources that are necessary to sustain our business.

One of our business strategies is to acquire competing or complementary services, technologies or businesses. In connection with one or more of those transactions, we may:

a)	issue additional equity securities that would dilute our stockholders;

b)	use cash that we may need in the future to operate our business;

c)	incur debt on terms unfavorable to us or that we are unable to repay;

d)	incur large charges or substantial liabilities;

e)	encounter difficulties retaining key employees of the acquired company or

f)	integrating diverse business cultures;

g)	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges; and

h)	encounter unfavorable reactions from investment banking market analysts who disapprove of our completed acquisitions.

25.       United States state securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in securities sold in this offering will not be possible in any state in the U.S. unless and until the common shares are qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our securities for secondary trading, or identifying an available exemption for secondary trading in our securities in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the securities in any particular state, the securities could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our securities, the market for our securities could be adversely affected.

Item 1B. Unresolved Staff Comments

None

Item 2.	Properties

Our headquarters are located at 3000 Lawrence Street, Denver, CO 80205. Our telephone number is (720) 699-7222. We believe that this location will meet our requirements for the foreseeable future.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board/Pink Sheets
Quarter Ended	High	Low
February 29, 2016	$7.77	$1.00
November 30, 2015	$7.00	$0.00
August 31, 2015	$0.00	$0.00
May 31, 2015	$0.02	$0.00
February 28, 2015	$0.03	$0.00
November 30, 2014	$0.21	$0.02
August 31, 2014	$0.18	$0.16
May 31, 2014	$0.82	$0.71

As of February 29, 2016, there were approximately 361 holders of record of our common stock. As of such date, 25,845 common shares were issued and outstanding.

Our common shares are issued in registered form. ClearTrust LLC 16540 Pointe Village Drive, Suite 206, Lutz, Florida 33558 (Telephone: 813. 235-4490) is the registrar and transfer agent for our common shares.

Preferred Stock

On July 8, 2015, the Company approved the creation of four classes of preferred stock.

-	Series A preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights and are convertible into common shares at the rate of $1.00 per common share at any time at the discretion of the holder Series A preferred shares rank senior to common shares and Series B preferred shares with respect to the right to receive dividends.

-	Series B preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are entitled to 100 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder. Series B preferred shares are senior to common shares.

-	Series C preferred shares, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights, and convertible into common shares at the rate of $1.00 per common share at any time at the discretion of the holder. Series C preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business. Upon issue of the dividend, the value of such shares shall be deemed to be retired. Series C preferred shares rank senior to the common shares and Series B preferred shares with respect to the right to receive dividends

-	Series D preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights, and can be converted into common shares at a rate of $1.00 per common share. Series D preferred shares are seen you two common shares and Series B preferred shares, and holders of Series D preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business. Upon issue of the dividend, the value of such Series D preferred shares shall be deemed to be retired.

As at February 29, 2016, Phoenix Bio Pharmaceuticals Corporation had been issued 2,000,000 Series B Preferred Shares. YP Holdings, LLC had been issued 1,000,000 Series C Preferred Shares. but had converted 2,000 into common shares and therefore owned 998,000 Series C Preferred Shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended February 29, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended February 29, 2016.

Between March 2, 2015 and August 10, 2015, the Company issued 97,569,482 common shares to Typenex Co-Investments, LLC pursuant to conversion of $54,000 in principal on convertible notes payable.

On September 28, 2015 the Company did a reverse split of 1 share for every 10,000 held whereby 458,846,359 common shares were cancelled leaving only 45,935 common shares on issue

In October 2015, the Company issued Cannavest Corp 4,236 common shares pursuant to the conversion of a portion being $42,350.30 of a Convertible Promissory Note held by Cannavest Corp.

On July 8, 2015, the Company approved the creation of four classes of preferred stock.

-	Series A preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights and are convertible into common shares at the rate of $1.00 per common share at any time at the discretion of the holder Series A preferred shares rank senior to common shares and Series B preferred shares with respect to the right to receive dividends.

-	Series B preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are entitled to 100 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder. Series B preferred shares are senior to common shares.

-	Series C preferred shares, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights, and convertible into common shares at the rate of $1.00 per common share at any time at the discretion of the holder. Series C preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business. Upon issue of the dividend, the value of such shares shall be deemed to be retired. Series C preferred shares rank senior to the common shares and Series B preferred shares with respect to the right to receive dividends

-	Series D preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights, and can be converted into common shares at a rate of $1.00 per common share. Series D preferred shares are seen you two common shares and Series B preferred shares, and holders of Series D preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business. Upon issue of the dividend, the value of such Series D preferred shares shall be deemed to be retired.

As at February 29, 2016, Phoenix Bio Pharmaceuticals Corporation had been issued 2,000,000 Series B Preferred Shares. YP Holdings, LLC had been issued 1,000,000 Series C Preferred Shares. but had converted 2,000 into common shares and therefore owned 998,000 Series C Preferred Shares.

On November 5, 2015 Cede & Co were issued 1,941 common shares to rectify a mistake that had been made when the share split was performed.

On February 18, 2016, 667 common shares issued to YP Holdings, LLC pursuant to a securities purchase agreement were cancelled in exchange for 1,000,000 Series C Preferred shares. YP Holdings LLC then converted 2,000 of the preferred shares to common shares which were issued by the Company.

Equity Compensation Plan Information

On June 9, 2014, the board of directors approved the Company’s 2014 Stock Awards Plan. Up to 10,000,000 common shares may be issued under the Plan. On June 9, 2014, the board of directors approved the issuance of options to purchase 5,000,000 common shares to Ron Lusk, an officer and director at the option exercise price of $0.34 per common share with an effective date of February 27, 2013, the date the board of directors authorized the issuance of 5,000,000 common shares to Mr. Lusk. Said common share issuance was subsequently unwound and the common shares are in the process of being cancelled. On September 17, 2014, Mr. Lusk resigned from his position of CEO and as a director on February 18, 2015. Pursuant to Mr. Lusk’s stock option agreement, the vested options issued and outstanding as of date of resignation were exercisable for one-year. Mr. Lusk did not exercise his options prior to February 18, 2016 and accordingly the options were cancelled on February 27, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended February 29, 2016.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended February 29, 2016 and February 28, 2015 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors”.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Sales Revenue for the year ended February 29, 2016 was 18,410 and Cost of Sales 11,590.

Product development expense for the year ended February 29, 2016 was $120,604.

Sales and marketing expenses for the year ended February 29, 2016 were $14,953. Sales and marketing expenses represent costs of the selling team, infrastructure and consultant costs in developing products for sale.

Operations expenses for the year ended February 29, 2016 were $3,049.

General and administrative expenses for the year ended February 29, 2016 were $33,613. General and administrative expenses generally include costs for running the Company’s administrative office.

Professional fees for the year ended February 29, 2016 were $329,975. Professional fees consist of cost of financing, legal, accounting, consulting and advisory services.

Lease operating expenses for the year ended February 29, 2016 totaled $7,500, respectively.

Other income and expense for the year ended February 29, 2016 totaled net expenses of $290,603 primarily representing interest expense of $173,763 and loss on a derivative liability of $227,644, partially offset by a gain on debt of $127,310.

Net loss for the year ended February 29, 2016, totaled $787,819

We have not attained profitable operations and are dependent upon the commencement of the sale of our products and obtaining financing to increase the production and development of our products. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Liquidity and Capital Resources

At February 29, 2016, the Company had a cash balance of $7,951 compared with $9,400 at February 28, 2015.  The decrease in cash was cash used for operating expenses.

We believe that our cash on hand may not be sufficient for continued operations and may have to seek out additional funding to meet our inventory and operational needs. We are currently seeking financing opportunities in the form of equity and/or debt financing to support our operational goals.

Cash flow from Operating Activities. During the year ended February 29, 2016, Company used $62,278 for operating activities.

Cash flow from Investing Activities. During the year ended February 29, 2016, the Company received $8,770 from investing activities, representing repayments of its related party loan to Phoenix Pharms Capital.

Cash flow from Financing Activities. During the year ended February 29, 2016, the Company received a net amount of $51,669 from financing activities related proceeds from notes payable.

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

Item 8.  Financial Statements and Supplementary Data

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

(A Development Stage Company)

Financial Statements

For the Year Ended February 29, 2016

AUDIT REPORT

To the Board of Directors
Phoenix Life Sciences International (formerly Medijane Holdings Inc.)

We have audited the accompanying balance sheet of Phoenix Life Sciences International (formerly MediJane Holdings Inc.) as of February 28, 2016 and 2015 , and the related statement of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Life Sciences International (formerly MediJane Holdings Inc.) as of February 28, 2016 and 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BMKRLLP
Hauppauge, NY 11788
March 12, .2019

Member American Institute of Certified Public Accounts

Member Public Company Accounting Oversight Board

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Balance Sheets

	February 29, 2016 $	February 28, 2015 $

ASSETS

Cash	7,591	9,400
Accounts receivable	—	2,300
Notes receivable, related party	249,352	258,122
Inventory	—	1,211,340
Prepaid expenses	—	141,664

Total Current Assets	256,943	1,622,826

Security deposit	—	1,250

Total Assets	256,943	1,624,076

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	512,642	409,701
Due to related parties	267,219	50,000

Current Liabilities	779,861	459,701

Convertible notes payable, net	193,306	194,746
Convertible notes payable, Cannavest	—	1,222,027
Derivative liability, Typenex note	397,512	169,868

Total Liabilities	1,370,679	2,046,342

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 1,000,000,000 common shares, par value of $0.001 per share Issued and outstanding: 25,845 and *361,322,812 common shares, respectively	26	*361,323
Issued and outstanding Preferred shares, par value $0.0001
Series B – 2,000,000	200	—
Series C – 998,000	100	—
Additional paid-in capital	17,704,977	17,247,631

Accumulated deficit during the development stage	(18,819,039)	(18,031,220)

Total Stockholders’ Equity	(1,113,736)	(422,266)

Total Liabilities and Stockholders’ Equity	256,943	1,624,076

*shares on issue prior to 1 for 10,000 reverse split completed October, 2015

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Operations

	For the years ended
	February 29,	February 28
	2016	2015
	$	$
Revenues	18,410	23,549
Cost of sales	5,933	13,965
Gross Profit	12,477	9,584

Operating expenses
Amortization expense	—	707,879
Product development expense	120,604	224,490
Sales and marketing expense	14,953	257,571
Operations expense	3,049	167,760
General and administrative	33,613	311,338
Professional fees	329,975	678,168
Lease operating expenses	7,500	34,185

Total operating expenses	509,694	2,381,391

Loss before other expenses	(497,217)	(2,371,807)

Other income (expense)
Interest Income	4,031	2,687
Interest Expense	(173,763)	(102,083)
Loss on impairment of License and Distribution Agreements	—	(14,168,989)
Loss on impairment of Inventory	(10,101)	—
Amortization of Discount on convertible notes payable	(10,435)	(554,630)
Gain (loss) on derivative liability	(227,644)	(169,868)
Gain (loss) on debt	127,310
Gain (loss) on discontinued operations	—	722

Total other expense	(290,602)	(14,992,161)

Net loss	(787,819)	(17,363,968)

Basic and diluted loss per common share
Income (loss) from continuing operations	(0.00)	(0.15)
Income (loss) from discontinued operations	0.00	0.00
Basic and diluted loss per common share	(0.00)	(0.15)

Weighted average shares outstanding – basic and diluted	273,479,547	112,955,461

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Changes in Stockholders’ Deficiency

					Accumulated
	Stock		Stock	Additional	deficit during the
	Shares	Par value	subscriptions receivable	paid-in capital	development stage	Total
Common Stock	#	$	$	$	$	$

Balance – February 28, 2014	63,000,000	63,000	—	599,920	(667,252)	(4,332)

Issuance of stock for license agreement	276,000,000	276,000		14,441,868		14,717,868
Issuance of common stock for distribution agreement	200,000	200		158,800		159,000
Issuance of common stock for cash	7,106,967	7,107		968,818		975,925
Issuance of common stock from note payable	10,015,845	10,016		28,484		38,500
Issuance of common stock for compensation	5,000,000	5,000		195,000		200,000
Issuance of common stock warrant				854,741		854,741
Net loss for year					(17,363,968)	(17,363,968)
Balance – February 28, 2015	361,322,812	361,323	—	17,247,631	(18,031,220)	(422,266)
Issuance of common stock from note payable	10,050,251	10,050		3,950		14,000
Issuance of common stock for true up of shares	22,045,006	22,045		(22,045)		0
Issuance of common stock from note payable	30,509,190	30,509		(15,509)		15,000
Issuance of common stock from note payable	34,965,035	34,965		(9,965)		25,000
Reverse Split 1 for 10,000	(458,892,294)	(458,892)		458,892		—
Split	45,935	46		(46)		—
Issuance of common stock from note payable	4,236	4		42,347		42,351
Share cancellation	(27,600)	(27)		27		—
Issuance of common stock	1,941	2		(2)		—
Share cancellation	(667)	(1)		1		—
Issuance of common stock	2,000	2		(2)		—
Net loss for year					(787,819)	(787,819)
Balance – February 28, 2016	25,845	26	—	17,705,279	(18,819,039)	(1,113,734)

Preferred Stock
Issuance of Preferred Stock Series B in exchange for 27,600 common shares cancelled	2,000,000	200		(200)		—
Issuance of Preferred Stock Series C in exchange for 667 common shares cancelled	1,000,000	100		(100)		—
Conversion of 2,000 preferred shares – Series C to 2,000 ordinary shares	(2,000)	—		(2)		(2)

Balance Preferred February 29, 2016	2,998,000	300		(302)		(2)
GRAND TOTAL		326	—	17,704,977	(18,819,039)	(1,113,736)

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Cash Flows

	For the years ended
	February 28,
	2016	2015
	$	$
Operating Activities
Net loss	(787,819)	(17,363,968)
Loss from discontinued operations		(722)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	10,435	707,879
Non-cash cost of impairment of inventory	10,101	—
Non-cash cost of impairment of license and distribution agreements	—	14,168,989
Non-cash amortization of discount on convertible notes payable	227,644	554,630
Non-cash loss on derivative liability	—	169,868
Non-cash stock option compensation	—	360,576
Debt conversion	(127,310)

Changes in operating assets and liabilities:

Accounts receivable	2,300	(2,300)
Security Deposit	1,250	(1,250)
Inventory	—	(11,340)
Prepaid expense and deposits	141,664	—
Accounts payable and accruals	293,937	267,829
Net changes in operating assets and liabilities - discontinued operations
Net Cash provided by (used for) operating activities - current operations	(227,798)	(1,149,809)
Net Cash provided by (used for) operating activities - discontinued operations	—	302

Investing Activities
Related party notes receivable	8,770	(258,122)
Net Cash provided by (used for) Investing Activities - continuing operations	8,770	(258,122)
Net Cash provided by (used for) Investing Activities - discontinued operations	—	—

Financing Activities
Proceeds from notes payable	—	385,000
Due to related parties	217,219	50,000
Proceeds from issuance of common shares	—	975,925
Net changes in financing activities – discontinued operations	—	—
Net Cash Provided By (used for) Financing Activities - continuing operations	217,219	1,410,925
Net Cash Provided By Financing Activities - discontinued operations	—	—

Increase (Decrease) in Cash - continuing operations	(1,809)	3,296
Increase (Decrease) in Cash - discontinued operations

Cash – Beginning of Period - continuing operations	9,400	6,104
Cash – Beginning of Period - discontinued operations

Cash – End of Period – continuing operations	7,591	9,400
Cash – End of Period – discontinued operations	—	—

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Cash Flows

(Continued from previous page)

Supplemental disclosures
Interest paid	—	—
Income tax paid	—	—
Reduction of Inventory and corresponding note due to return of product	1,211,340	—
Non-cash issuance of stock for consulting agreements	—	500,000
Non-cash issuance of stock for license agreement, related party	—	17,000,000
Non-cash issuance of stock for distribution agreement	—	172,000
Non-cash issuance of stock for prepaid expenses	—	200,000
Non-cash issuance of stock for conversion of debt	96,350	38,500
Non-cash issuance of debt for inventory	—	1,200,000

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Notes to the Consolidated Financial Statements

1.	Nature of Operations and Continuance of Business

The company was incorporated in the State of Nevada on April 21, 2009 under the name Mokita Exploration, Ltd. (the “Company”). On February 27, 2014, there was a change of control of the Company. On February 28, 2014, the board of directors and a majority of holders of the Company’s voting securities approved a change of name of the Company to MediJane Holdings Inc. A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on March 4, 2014.  A Certificate of Correction was subsequently filed with the Nevada Secretary of State on March 6, 2014 to correct a spelling error in the Company’s new name. These amendments have been reviewed by FINRA and were approved for filing with an effective date of March 12, 2014. The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on March 12, 2014 under our new ticker symbol “MJMD”.

On March 8, 2017 the Company filed an Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada. As a result of the Amendment, the Company changed its name with the State of Nevada from Medijane Holdings, Inc. to Stem Bioscience, Inc.

In May 2018 the Company again changed its name to Phoenix Life Sciences International Limited. A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on May 31, 2018. The name change was accepted by FINRA and became effective with the Over-the- Counter Bulletin Board on November 2, 2018 with the trading symbol “PLSI”.

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

The business was then changed to only focus on Cannabidiol (CBD) products. CBD is a non-psychotropic cannabinoid that is not restricted as part of the U.S. Controlled Substances Act (CSA), as defined under the 2014 U.S Farming Bill to be derivatives of the Industrial Hemp plant that contains less than 0.3% tetrahydrocannabinol (THC). The company may contract out the manufacturing of the products..

On October 10, 2018, the Company announced it had received approval from the Vanuatu Investment Promotion Authority (VIPA) to establish operations in the Republic of Vanuatu and manufacture botanical pharmaceutical products.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation - The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is February 28 or 29.

Basis of Consolidation – The consolidated financial statements of the accounts of Phoenix Life Sciences International Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Other items subject to estimates and assumptions include the carrying amount of valuation of derivatives instruments and accrued liabilities, among others. Although management believes these estimates are reasonable, actual results could differ from these estimates.

Cash and cash equivalents - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At February 29, 2016 and February 28, 2015, the Company did not hold any cash equivalents.

Accounts receivable - Accounts receivable consists of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts receivable are carried at the original invoice amount less a reserve for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

Basic and Diluted Net Loss per Share - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 29, 2016 the Company had no outstanding stock options. At February 28, 2016 and 2015, the Company had did not have potentially dilutive shares outstanding.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, amounts due to related parties, and convertible debenture. Pursuant to ASC 820, the fair value of the financial instruments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Comprehensive Loss - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2016 and February 28, 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock-based Compensation - - The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505-50 - Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

Revenue Recognition – The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin Topic 13 when persuasive evidence of an arrangement exists and delivery has occurred, provided the sale is fixed or determinable and collection is probable. The Company assesses whether the sale is fixed and determinable based on the payment terms associated with the transaction. If a sale is based upon a variable such as acceptance by the customer, the Company accounts for the sale as not being fixed and determinable. In these cases, the Company defers revenue and recognizes it when it becomes due and payable.

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

The Company follows the guidelines in FASB Codification of ASC 810 “Consolidation” which indicates “a legal entity that is deemed to be a business need not be evaluated by a reporting entity to determine if the legal entity is a Variable Interest Entity (“VIE”)” unless any one of four conditions exist:

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

 A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of February 29, 2016.

4.	Intangible Assets

Effective September 1, 2014, the Company changed its method of computing amortization from a sales percentage method to the straight-line method for the intangible assets. An assessment of useful life and / or discounted cash flow of the intangible asset is made and where the value is overstated the value is impaired.

5.	Income Taxes

The deferred tax assets or liabilities represent the future tax benefits or cost of those differences. The Company’s principal deferred tax items arise from net operating losses. Net operating losses approximate $18,800,000 which expire in the years 2030 through 2036. The net operating loss results in a deferred tax asset of $2,820,000. As future earnings are uncertain, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

The Company is required to evaluate the tax positions taken in the course of preparing its tax returns to determine whether tax positions are “more likely than not” of being sustained by the applicable tax authority “More likely than not” is defined as greater than a 50% chance. The Company is delinquent on nearly all of its tax filings. As a result, there are presently no uncertain tax position and no reserves for uncertain tax positions.

The Company has no unrecognized tax benefits at February 29, 2016 and February 28, 2015. The Company’s income tax returns are subject to examination by federal and state tax authorities. Due to the failure to file its tax returns, all prior tax years are open to examination. The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the balance sheet. There were no interest and penalties paid or accrued during the years ended February 29, 2016 and February 28, 2015.

6.	License Agreement - Phoenix Bio Pharmaceuticals, Inc.

On March 14, 2014, the Company entered into a License Agreement with Phoenix Bio Pharmaceuticals Corporation (“Phoenix Bio Pharm”) where Phoenix Bio Pharm has granted exclusive rights to the Company for North America to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm for certain medical cannabinoid products and delivery systems for the treatment and management of illnesses. The term of the License Agreement is Ten (10) years. In consideration of the acquired license, the Company issued 26,000,000 shares of common stock to Phoenix Bio Pharm, valued at $13,000,000 based the fair value of the assets acquired in the license agreement. The Company planned to amortize the cost of the License Agreement over the ten year life.

On January 5, 2015, the Company entered into an additional license agreement with Phoenix Bio Pharmaceuticals Corporation to expand the territories covered under its original license agreement dated March 14, 2014.  Under the terms of the additional license agreement, the Company acquired the marketing rights to distribute products developed by Phoenix Bio Pharmaceuticals Corporation in Australia and New Zealand for ten years.  In exchange for the license, the Company has issued 250,000,000 restricted common shares at $0.016 per common share, for an aggregate value of $4,000,000.  This amount represents 33% over the market value on the date of execution of the license agreement being $3,000,000.

On July 8, 2015, the Company agreed to enter into a new licensing agreement with Phoenix Bio Pharmaceuticals Corporation. This new agreement shall replace the previous licensing agreements. The new licensing agreement shall be non-exclusive, CBD only licensing agreement with Phoenix Bio Pharmaceuticals Corporation. This license agreement operates for a twenty (20) year period. Phoenix Bio Pharm has granted to the Company a license for the territory of North America, Australia and New Zealand to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm related to CBD based cannabinoid products and delivery systems for the treatment and management of illnesses. Products falling under the license will include the following CBD products: transdermal patches, orally administered extracts, concentrated extracts of vaporizers and inhalers, sublingual and buccal dispensing products and extraction technology, suppository delivery systems, salves, creams, gels, lotions, and liquid extracts, and any product or active ingredients sourced through Phoenix Bio Pharm or third party suppliers or licensors. The Company will also have the right to sublicense the rights acquired pursuant to the license agreement and to use and develop copyrighted materials of Phoenix Bio Pharm for marketing and distribution purposes.

In addition to the new licensing agreement, on July 8, 2015 the Company has entered into an exchange agreement with Phoenix Bio Pharm where all existing common shares held by Phoenix Bio Pharm (276,000,000) are exchanged for 2,000,000 Series B Preferred Shares, par value $0.0001. These preferred shares were entitled to 100 votes for each share held, and convertible into 100 common shares per preferred share at any time at the discretion of the holder. These preferred shares were cancelled on September 22, 2018.

Subsequently as the Company has failed to meet projected cash flows which underpin the valuation model of the License Agreement, the Company determined that the balance of License Agreement should be impaired. Accordingly a total of $14,014,189 was expensed as an impairment to the License Agreement and paid in capital was reduced by $2,282,112 at year ended February 28, 2015.

7.	Distribution Agreement – Go Kush, Inc.

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

However the Company was not paid for any sales and as such the Company determined that there is no value in the distribution agreement. Accordingly an impairment of $141,800 of the distribution agreement was made and paid-in capital was reduced by $13,000 at year ended February 28, 2015.

8.	CV Sciences, Inc. FKA CannaVest Corp.

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

On or about January 25, 2016, the Company entered into an Amendment No. 1 to the Convertible Promissory Note executed by and between the Company and CV Sciences, Inc (FKA Cannavest Corp. and referred to herein as “CVS”) dated December 23, 2014 (the “Note”), whereby the company and CVS agreed to terminate the Note upon the Company’s return of five containers of raw hemp oil to CVS. As of February 29, 2016 four of five containers had been returned to CVS, as the inventory did not meet quality standards and was returned for a reduction of the note balance.

It was determined that the remaining inventory should be written off as at February 29, 2016.

9.	Subsidiary Companies

On March 17, 2014, MediHoldings, Inc. (“MediHoldings”), a Colorado corporation, was formed as a wholly-owned subsidiary of the Company.

On June 27, 2014, MediSales (CA), Inc. (“MediSales”), a California corporation, was formed as a wholly-owned subsidiary of the Company.

Both these subsidiaries as at February 29, 2016 had not traded and were inactive.

10.	Related Party Transactions

Martin Tindall

Mr. Martin Tindall, assists the Company with business development activities through the Advisory Services Agreement with Kronos as discussed below. Mr. Tindall serves as the CEO of Kronos. Additionally, Mr. Tindall has provided new product development services through a New Product Development Agreement with Phoenix Pharms Capital Corporation, as discussed below. Mr. Tindall services as CFO and a Director of Phoenix Pharms Capital Corporation. Mr. Tindall also serves as a director of Phoenix Bio Pharmaceuticals Inc.

Kronos International Investments Ltd. (“Kronos”)

Sublease Agreement: Effective March 1, 2014, the Company entered into a Sublease Agreement with Kronos for a four (4) year term. Kronos’s CEO, Martin Tindall also provides advisory services to the Company. The monthly sublease rent is $2,500 per month. During the year ended February 29, 2016, the Company paid Kronos $7,500 in rent expense, and had previously paid security deposit of $1,250. In June 2015, the sublease was cancelled and the security deposit of $1,250 was offset against amounts owed to Kronos for advisory service fees.

Advisory Services: Effective March 1, 2014, the Company engaged Kronos to provide Advisory Services for a monthly retainer fee of $10,000 per month. The advisory services include and are not limited to accounting and corporate compliance, business development and strategic planning services, corporate advisory and operational oversight. Between March 1, 2014 and February 28, 2015, expenses related to the Advisory Services totaled $120,000. For the year March 1, 2015 and February 29, 2016, expenses related to the Advisory Services, provided by the CEO of Kronos, Martin Tindall with respect to business development of cannabidiol products that the Company intends to market, were $120,000.

Phoenix Bio Pharmaceuticals, Inc. (“Phoenix Bio Pharm”)

Inventory Procurement: Between March 1, 2014 and February 28, 2015, the Company has advanced Phoenix Bio Pharm $197,860 for the purchase of inventory. There were no advancements to Phoenix Bio Pharm in the year from March 1, 2015 to February 29, 2016..

Product Development - Between March 1, 2014 and February 28, 2015, the Company has recorded product development expenses paid to Phoenix Bio Pharm totaling $15,000. There were no development expenses paid to Phoenix Bio Pharm in the year from March 1, 2015 to February 29, 2016.

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

Related Party Loan: On September 18, 2014, the Company advanced Phoenix Pharms a total of $85,000 as a short term loan. The loan bears a simple interest rate of 8% and was due and payable on November 30, 2014. As of February 28, 2015, the Company has received principal payments totaling $26,425 including cash payment of $15,900, and expense offset $10,525. As of February 28, 2015, accrued interest on this loan is $2,687. As of February 28, 2015, the outstanding balance due the Company on this related party loan is $61,262. As at February 29, 2016 the outstanding balance due to the Company on this related party loan was $53,492.

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

Lewis “Spike” Humer:

Mr. Humer, a director of the Company, serves as CEO and a director of Phoenix Bio Pharmaceuticals and CEO and a director of Phoenix Pharms Capital Corporation. As of August 2014, the Company began paying Mr. Humer a consulting fee of $1,500 per week. As of February 28, 2015, the Company has paid Mr. Humer $19,000 and has accrued a related party payable to Mr. Humer of $27,000.During the year from March 1, 2015 to February 28, 2016, a further $81,000 was accrued to Mr. Humer.

11.	Common Stock

The Company has authorized 1,000,000,000 shares of its common stock, $0.001 par value. On February 28, 2015, there were 36,132 (361,322,812 pre-split) shares of common stock issued and outstanding.

On March 2, 2015, the Company issued 1,005 (10,050,251 pre-split) shares of common stock to Typenex from the conversion of a total principal amount of $14,000 under a Convertible Notes agreement.

On March 31, 2015 the Company issued 2,205 (22,045,006 pre-split) shares of common stock to Typenex related to a true-up notice received from the noteholder.

On May 14, 2015, the Company issued 3,051 (30,509,190 pre-split) shares of common stock to Typenex from the conversion of a total principal amount of $15,000 under a Convertible Notes agreement.

On August 10, 2015, the Company issued 3,497 (34,965,035 pre-split) shares of common stock to Typenex from the conversion of a total principal amount of $25,000 under a Convertible Notes agreement.

On September 28, 2015 the Company did a reverse split of 1 share for every 10,000 held whereby 458,846,359 common shares were cancelled leaving only 45,935 common shares on issue

In October 2015, the Company issued Cannavest Corp 4,236 common shares pursuant to the conversion of a portion being $42,350.30 of a Convertible Promissory Note held by Cannavest Corp.

On November 4, 2015, Phoenix Bio Pharmaceuticals Corporation’s offer to exchange 27,600 common shares for 2,000,000 Series B Preferred shares was accepted and 27,600 common shares were cancelled.

On November 5, 2015 Cede & Co were issued 1,941 common shares to rectify a mistake that had been made when the share split was performed.

On February 18, 2016, 667 common shares issued to YP Holdings, LLC pursuant to a securities purchase agreement were cancelled in exchange for 1,000,000 Series C Preferred shares. YP Holdings LLC then converted 2,000 of the preferred shares to common shares which were issued by the Company.

As at February 29, 2016 there were 25,845 common shares on issue.

12.	Preferred Stock

On July 8, 2015, the Company approved the creation of four classes of preferred stock.

-	Series A preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights and are convertible into common shares at the rate of $1.00 per common share at any time at the discretion of the holder Series A preferred shares rank senior to common shares and Series B preferred shares with respect to the right to receive dividends.

-	Series B preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are entitled to 100 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder. Series B preferred shares are senior to common shares.

-	Series C preferred shares, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights, and convertible into common shares at the rate of $1.00 per common share at any time at the discretion of the holder. Series C preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business. Upon issue of the dividend, the value of such shares shall be deemed to be retired. Series C preferred shares rank senior to the common shares and Series B preferred shares with respect to the right to receive dividends

-	Series D preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights, and can be converted into common shares at a rate of $1.00 per common share. Series D preferred shares are seen you two common shares and Series B preferred shares, and holders of Series D preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business. Upon issue of the dividend, the value of such Series D preferred shares shall be deemed to be retired.

On November 4, 2015, Phoenix Bio Pharmaceuticals Corporation were issued 2,000,000 Series B Preferred Shares in exchange for 27,600 common shares (27,600,000 pre-split).

On February 18, 2016, YP Holdings, LLC was issued 1,000,000 Series B Preferred Shares in exchange for 667 common shares (6,666,667 pre-split). On February 28, 2016 YP Holdings, LLC converted 2,000 preferred shares into 2,000 common shares.

As at February 29, 2016, Phoenix Bio Pharmaceuticals Corporation owned 2,000,000 Series B Preferred Shares. YP Holdings, LLC had been issued 1,000,000 Series C Preferred Shares. but had converted 2,000 into common shares and therefore owned 998,000 Series C Preferred Shares.

13.	Common Stock Options

There were no common stock options on issue as at February 29, 2016.

14.	Convertible Promissory Note

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

Further, the Company acknowledges that the investor pledge agreement, dated June 24, 2014, and all security interests granted thereunder with respect to the collateral (as defined in the investor pledge agreement) have terminated and all such security interests shall be deemed released.

Notice of Conversion – Between March 1, 2015 and February 29, 2016, the Company has received conversion notices from its noteholder on the Typenex Note to convert principal on the Typenex Note into shares of the Company’s Common Stock at a market price as defined by the Typenex Note. The table below lists the conversion activity and the shares of common stock issued pursuant to each conversion:

Date of Notice	Principal	Market Price*	Conversion Shares	True Up Shares	Total Shares Issued
March 2, 2015	$14,000	$0.071788	1,005	—	1,005
March 31, 2015	—	—	—	2,204	2,204
May 14, 2015	$15,000	$0.203395	2,098	953	3,051
August 10, 2015	$25,000	$0.139860	3,496	—	3,496
	$54,000		6,599	3,157	9,756

*Market Price as defined by the Typenex Note

15.	Promissory Note

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

Under this agreement, the purchasers will be purchasing units of one common share and two warrants to purchase common shares for $0.09 per unit, for a total of $600,000.  The common shares have a par value of $0.001 per share.  The warrants are exercisable for five years from the date of issuance and shall have an initial exercise price equal to $0.20.  As a result of this agreement, the Company issued 6,666,667 common shares and 13,333,334 warrants to the purchasers. On August 29, 2014 and September 17, 2014, the Company received gross proceeds of $100,000 and $500,000, respectively and has recorded financing fees of $18,000 and $52,000, related to this agreement.

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

17.	Subsequent Events

On or about January 25, 2016, the Company entered into an Amendment No. 1 to the Convertible Promissory Note executed by and between the Company and CV Sciences, Inc (FKA Cannavest Corp. and referred to herein as “CVS”) dated December 23, 2014 (the “Note”), whereby the company and CVS agreed to terminate the Note upon the Company’s return of five containers of raw hemp oil to CVS. On or about June 1, 2016, the Company returned the entirety of the raw hemp oil to CVS, and the Note and all rights and obligations thereunder would deemed fully satisfied.

On September 21, 2016, the registrant dismissed Fruci & Associates II, PLLC as their registered independent public accountant. On September 21, 2016, the Company’s Board of Directors approved the engagement of BMKR, LLP to provide auditing services on a prospective basis, and to perform a full audit of the Company’s books and records for the years ended February 29, 2016, February 28, 2017 and February 28, 2018.

On March 8, 2017, the Company filed an Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada. As a result of the Amendment, the Company has changed its name with the State of Nevada from Medijane Holdings, Inc. to Stem Bioscience, Inc.

On May 31, 2018, the Company filed an Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada. As a result of the Amendment, the Company has changed its name with the State of Nevada from Stem Bioscience, Inc. to Phoenix Life Science International Limited.

Pursuant to the Agreement and Plan of Merger, dated as of September 18, 2018 as (The “Merger Plan” by and between Phoenix Life Sciences International Limited, a Nevada Corporation (the “Company”) and Phoenix Life Sciences International Limited, a Canadian Corporation (“PLSI CA”), the Company completed its merger with PLSI CA, with the Company as the surviving entity.

On September 18, 2018, the Company’s Board of Directors announced the finalized consolidation activities of Phoenix Life Sciences International Limited with Stem Biosciences, Inc., Blue Dragon Ventures, and the MediJane Brand, and that the Company’s common stock would trade publicly under the symbol MJMD.

On September 21, 2018, the Company announced it had obtained consent from the holder, Phoenix Bio Pharmaceuticals Corporation for the cancellation of 2,000,000 Preferred Series B shares in the Company in connection with the restructure of the Company and merger with Phoenix Life Sciences International Limited, a Canadian Corporation.

On September 22, 2018, the Company’s Board of Directors accepted the resignation of Russell Stone from his position as a Director.

On or about June 24, 2014, the Company entered into a Convertible Promissory Note with a face value of $1,105,000 (the “Note”) by and between the Company and Typenex Co-Investment, LLC (“Typenex”). On or about April 19, 2018, the Phoenix Life Sciences International Ltd, a Canadian Corporation (“PLSI CA”) acquired the entirety of the Notes outstanding principal and interest balance from Typenex. Upon the completion of the merger, that Note was conveyed to the Company.

On September 22, 2018, the Company’s Board of Directors resolved to deem the acquired Notes principal balance satisfied, and to terminate the Note and any and all rights and obligations arising thereunder, including without limitation the cancellation of all Warrants issued to Typenex under the Note.

On September 24, 2018, the Company issued 30,502,375 shares of common stock bearing the restricted legend without registration (the “Issued Shares”). Of these, 29,802,375 shares were issued in reliance on Rule 802 under the Securities Act in a 1:1 share exchange related to the merger of PLSI CA and the company as described above, and 700,000 shares were issued as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act. All of the Issued Shares were issued in private transactions, and the company received no proceeds from the Issued Shares. The Issued Shares, in conjunction with the 47,571 shares of common stock previously issued by the Company, brings the current issued and outstanding share count to 30,549,946.

On October 3, 2018, the following persons were appointed to the Board of the Company, Stephen Cornford, Martin Tindall as Chief Executive Officer, Janelle Marsden as Managing Director and Geoffrey Boynton as Chief Financial Officer. Lewis “Spike” Humer stepped down from his executive role but remains a Director.

On October 3, 2018, the Company agreed to issue 48,000 shares of restricted common stock to KHAOS Media Group as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act for services previously rendered and invoiced between March and December 2014.

On November 2, 2018, FINRA confirmed the name change and change of symbol to “PLSI”

On November 9, 2018, the Company announced that 2,000,000 Series C Preferred Stock had been cancelled and all convertible debt had been retired. There was no outstanding preferred stock on issue as at this day.

On December 4, 2018, the Company issued 229,600 common shares as part of settlement agreements.

On December 17, 2018, the Company issued 675,028 common shares which included 191,668 common shares as part of settlement agreements and 483,360 common shares issued as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act

On January 11, 2019, the Company issued 500,600 common shares to YP Holding, LLC. as part of a settlement agreement.

On January 15, 2019 the Company issued 53,080 common shares which included 52,000 common shares as part of settlement agreements and 1,080 common shares issued as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act

On February 20, 2019 the Board of the Company appointed Michael Gobel, who has long and distinguished career in corporate finance in Australia, as a non-executive Director

On February 26, 2019 the Company issued 315,928 common share which included 5,460 common shares as part of settlement agreements, 126,750 common shares issued as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act and 183,718 for cash consideration.

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

Goldman Accounting Services CPA, PLLC, were provided with a copy of this disclosure before its filing with the SEC.  The Company requested that Goldman Accounting Services CPA, PLLC, provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements.  The letter of Goldman Accounting Services CPA, PLLC, is incorporated into this report as Exhibit 16.1.

On May 22, 2014, the board of directors approved and authorized the engagement of DKM Certified Public Accountants as our independent public accountants.

Prior to engaging DKM Certified Public Accountants on May 22, 2014, DKM Certified Public Accountants did not provide the Company with either written or oral advice that was an important factor considered by Company in reaching a decision to change our independent registered public accounting firm from Goldman Accounting Services CPA, PLLC to DKM Certified Public Accountants.

On September 21, 2016, the registrant dismissed Fruci & Associates II, PLLC as their registered independent public accountant. On September 21, 2016, the Company’s Board of Directors approved the engagement of BMKR, LLP to provide auditing services on a prospective basis, and to perform a full audit of the Company’s books and records for the years ended February 29, 2016, February 28, 2017 and February 28, 2018.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 29, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.     We did not maintain appropriate cash controls – As of February 29, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.     We did not implement appropriate information technology controls – As at February 29, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 29, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in the Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.             Our board of directors will nominate an audit committee or a financial expert on our board of directors in fiscal 2019.

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

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of the Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Russell Stone	, Chief Operating Officer, Interim Chief Financial Officer, Controller Director	40	Sept. 17, 2014 October 20, 2014 Sept. 17, 2014
Lewis “Spike” Humer	Director Chief Executive Officer,	56	April 25, 2014 July 8, 2015

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

Lewis “Spike” Humer – Age 58. Chief Executive Officer, Director. On April 25, 2014, Lewis “Spike” Humer was appointed as a director of the Company and appointed Chairman of the Board to serve until the Company’s next annual meeting. Since February 2014, Mr. Humer serves as Chief Executive Officer and a director of Phoenix Pharms Capital Corporation, Chief Executive Officer and a director of Phoenix Bio-Pharmaceuticals, and a director of Phoenix Pharms, Inc. From 2004 to joining the Phoenix family of companies, Mr. Humer has provided services as an independent keynote speaker, professional trainer, organizational consultant, seminar leader and program facilitator.

Russell G. Stone – Age 42, Chief Operating Officer, Interim Chief Financial Officer, Controller and Director. On May 12, 2014, Russell G. Stone was appointed as the Company’s chief operating officer. On September 17, 2014, Mr. Stone was appointed Chief Executive Officer and a Director. On October 20, 2014, Mr. Stone was appointed interim Chief Financial Officer and Controller. From June 2011 to August 2013, Mr. Stone was president of Finiti Branding Group, LLC a company that he co-founded.   FBG was a privately held company established to take advantage of the rapidly growing electronic cigarette industry. In addition to being president of FBG, Mr. Stone held numerous positions at FBG, such as vice president of FBG’s supply chain and vice president of business insight management.  Mr. Stone held these positions until FBG was acquired by Victory Electronic Cigarettes in February 2014.

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

We have no significant employees, other than Lewis Humer, director and chief executive officer and Russell G. Stone, chief operating officer, interim chief financial officer, controller and director.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a) principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended February 29, 2016 and February 28, 2015; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 29, 2016 and February 28, 2015, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lewis “Spike” Humer	2016	81,000		—	—	—	—	—	—	81,000
Interim CEO	2015	46,000		—	—	—	—	—	—	46,000
Russell Stone	2016	90,000	-	—	—	—	—	—	—	90,000	-
COO, former CEO and interim CFO (3)	2015	143,539		—	—	—	—	—	—	143,539
Ronald Lusk (2)	2015	33,009		—	—	—	—	—	—	33,009
Former President, CEO, CFO, Treasurer. Former Director

(1)	Lewis Humer was appointed as an officer on July 8, 2015

(2)	Russell Stone was appointed as an officer on September 17, 2014.

(3)	Ronald Lusk resigned as an executive officer effective September 17, 2014.

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

Lusk Option. In consideration of Mr. Lusk acting as an officer of the Company, we agreed to issue 5,000,000 common shares to Mr. Lusk.  Subsequently, the Company and Mr. Lusk agreed to unwind the stock issuance. Mr. Lusk agreed to retire the 5,000,000 common shares and return them to the unissued, authorized common shares of the Company. Effective February 27, 2014, Mr. Lusk was granted incentive stock options to purchase 5,000,000 common shares of the Company at $.34 per common share valued at $551,363. Immediately upon the grant of the option, options to purchase 2,500,000 common shares vested. The option to purchase the remaining 2,500,000 common shares shall vest in equal amounts over the next three years, ending February 27, 2017. On February 18, 2015, Mr. Lusk resigned from his appointment as a director of the Company, upon resignation the remaining unvested options totaling 2,500,000 were cancelled, and 2,500,000 were exercisable from a year from termination.

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

Stock Options/SAR Grants

Effective February 27, 2014, Mr. Lusk was granted incentive stock options to purchase 5,000,000 common shares of the Company at $.34 per common share valued at $551,363. Immediately upon the grant of the option, options to purchase 2,500,000 common shares vested. The option to purchase the remaining 2,500,000 common shares shall vest in equal amounts over the next three years ending February 27, 2017. On February 18, Mr. Lusk resigned his position as a director of the Company, all unvested options were immediately cancelled, and the vested options are exercisable for one year from the date of termination. These options were cancelled on February 18, 2016.

Outstanding Equity Awards at Fiscal Year End

Option Exercises

During our fiscal year ended February 29, 2016 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 29, 2016, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding common shares.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Russell G. Stone (3)	0 Direct	0.00%
2011 Ken Pratt Boulevard, Suite 210	16 Indirect	0.06%
Longmont, CO 80122

Lewis “Spike” Humer (4)	82 Direct	0.32%
2011 Ken Pratt Boulevard, Suite 210	1,500 Indirect	5.80%
Longmont, CO 80122

All officers and Directors as	82 Direct	0.32%
a Group (2 persons)	1,516 Indirect	5.87%

5% or more shareholders
Caduceus Industries LLC (5)	1,500 Direct	5.80%
2011 Ken Pratt Boulevard, Suite 2010
Longmont, CO 80501

Phoenix Pharms Capital Corporation (6)	0 Direct
2011 Ken Pratt Boulevard, Suite 2010	1,500 Direct	5.80%
Longmont, CO 80501

Martin Tindall (7)	1,823 Indirect	7.05%
c/o Kronos International Investments
2011 Ken Pratt Boulevard, Suite 210
Longmont, CO 80501

Typenex Corp.	14,493 Direct	56.08%
303 E Wacker Dr Suite 1040 Chicago Illinois 60601

YP Holdings, LLC (8)	2,667 Direct	10.31%
6002 Costera Lane
Dallas, TX 75248

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all common shares shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 25,845 issued and outstanding common shares as of February 29, 2016.

(3)	Russell G. Stone is an officer and a director of the Company. Includes indirect ownership of 2 common shares held by Mr. Stone’s spouse and 14 common shares held indirectly by Mr. Stone through a trust.

(4)	Lewis “Spike” Humer is a director of the Company. Includes direct ownership of 82 common shares and indirect ownership of 1,500 common shares held by Caduceus (1,500).

(5)	Caduceus Industries LLC is controlled by Phoenix Pharms Capital Corporation.

(6)	Lewis “Spike” Humer, a director of the Company, is also an officer and a director Phoenix Bio Pharmaceuticals Corporation and Phoenix Pharms Capital Corporation.

(7)	Martin Tindall, an officer of Kronos International Investments and a director and officer of Phoenix Pharms Capital Corporation, and a director and promoter of Phoenix Bio Pharmaceuticals. Includes indirect ownership of 1,823 common shares held by Kronos International Investments (323), and Caduceus (1,500

(8)	Typenex Corp. an unrelated party, holds 14,493 share of common stock having exercised its conversion rights on its note payable.

(9)	10) YP Holdings, LLC is owned by Michal Yurkowsky, an unrelated party. Includes 2,667 shares of common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended February 29, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Kronos International Investments Ltd.

Sublease Agreement: Effective March 1, 2014, the Company entered into a Sublease Agreement with Kronos for a four (4) year term. The monthly sublease rent is $2,500 per month. During the year ended February 29, 2016, the Company paid Kronos $7,500 in rent expense, and had previously paid security deposit of $1,250. In June 2015, the sublease was cancelled and the security deposit of $1,250 was offset against amounts owed to Kronos for advisory service fees.

Advisory Services: Effective March 1, 2014, the Company engaged Kronos to provide Advisory Services for a monthly retainer fee of $10,000 per month. The advisory services include and are not limited to accounting and corporate compliance, business development and strategic planning services, corporate advisory and operational oversight. Between March 1, 2015 and February 29, 2016, expenses related to the Advisory Services totaled $120,000.

Phoenix Bio Pharmaceuticals, Inc.

License Agreement: On March 14, 2014, the Company entered into a License Agreement with Phoenix Bio Pharm where it has granted exclusive rights to the Company for North America to exploit all presently owned and after-acquired intellectual property rights and know-how of Phoenix Bio Pharm for certain medical cannabinoid products and delivery systems for the treatment and management of illnesses. The term of the License Agreement is ten (10) years. In consideration of the acquired license, the Company issued 26,000,000 shares of common stock to Phoenix Bio Pharm, valued at $13,000,000 based on a discounted cash flow model and the fair value of the assets acquired in the license agreement. The Company will amortize the cost of the License Agreement over the ten year life beginning August 2014 when sales of licensed products commenced.

On January 5, 2015, the Company entered into an additional license agreement with Phoenix Bio Pharmaceuticals Corporation to expand the territories covered under its original license agreement dated March 14, 2014.  Under the terms of the additional license agreement, the Company acquired the marketing rights to distribute products developed by Phoenix Bio Pharmaceuticals Corporation in Australia and New Zealand for ten years.  In exchange for the license, the Company issued 250,000,000 restricted common shares at $0.016 per common share, for an aggregate value of $4,000,000.  This amount represents 33% over the market value on the date of execution of the license agreement.

Subsequently as the Company has failed to meet projected cash flows which underpin the valuation model of the License Agreement, the Company determined that the balance of License Agreement should be impaired. Accordingly a total of $14,014,189 was expensed as an impairment to the License Agreement and paid in capital was reduced by $2,282,112 at year ended February 28, 2015.

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

Related Party Loan: On September 18, 2014, the Company advanced Phoenix Pharms a total of $85,000 as a short term loan. The loan bears a simple interest rate of 8% and was due and payable on November 30, 2014. As of February 28 2015, $26,425 of principal has been reduced by cash payment of $15,900 and expense offset of $10,525. As of February 29, 2016 principal and interest outstanding on this related party note total $55,292.

New Product Development Agreement: On October 23, 2014, the Company entered into a New Product Development Agreement (the “NPD Agreement”) with Phoenix Pharms for use of Phoenix Pharms’ expertise in identifying new product business development opportunities related to expanding the Company’s product offerings. The NPD Agreement is for a period of four months at $16,000 per month. As of February 29, 2016, the Company had paid $64,000 towards the NPD Agreement and has no further obligations under the NPD Agreement.

Russell Stone: Mr. Russell Stone, the Company’s Chief Operating Officer, holds approximately 14% of the outstanding common shares of Phoenix Pharms Capital Corporation indirectly through a trust.

Lewis “Spike” Humer:

Mr. Humer, a director of the Company and interim Chief Executive Officer, also serves as CEO and a director of Phoenix Bio Pharmaceuticals and CEO and a director of Phoenix Pharms Capital Corporation. As of August 2014, the Company engaged Mr. Humer as a consultant at a rate of $1,500 per week to assist the Company with its operations. As of November 30, 2014, the Company has paid Mr. Humer $15,000 and has accrued a related party payable to Mr. Humer of $61,760. On July 8, 2015 he was appointed interim Chief Executive Officer.

Director Independence

There were two directors prior to 2018. We have determined that no director, is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended February 29, 2016 and February 28, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended February 29, 2016		Year Ended February 28, 2015
Audit fees	$	Nil		$16,500
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
Total	$	Nil		$16,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.3	Certificate of Amendment filed May 2, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.4	Certificate of Amendment filed July 20, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2011)
3.5*	Certificate of Amendment filed May 30, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on June 5, 2013)

(10)	Material Contracts
10.1	Form of Subscription Agreement (incorporated by reference to our Amended Registration statement on Form S-1/A filed on July 12, 2010)

10.2	Investor Relations Agreement between our company and LiveCall Investor Relations Company dated April 28, 2011 (incorporated by reference to our Annual Report on Form 10-K filed on June 14, 2011)
10.3	Participation Agreement between our company and Buckeye Exploration Company dated May 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 16, 2011)
10.4	Participation Agreement between our company and Premier Operating Company dated May 31, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2011)
10.5	Convertible Note between our company and Exchequer Finance Inc. dated March 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)
10.6	Stock Purchase Agreement (incorporated by reference to our Current Report on Form 8-K filed on March 6, 2014)
10.7	License Agreement with Phoenix Bio Pharmaceutical Corporation (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2014)
10.8	Agreement with GoKush (incorporated by reference to our Current Report on Form 8-K on May 20, 2014)

(16)	Letter Regarding Change in Certifying Accountant
16.1	Letter from M&K CPAS, PLLC to the Securities and Exchange Commission
16.2	Letter from Goldman Accounting Services CPA, PLLC

(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

101**	Interactive Data Files
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

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

/s/Martin H. Tindall	Dated March 11, 2019
Martin H. Tindall
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Lewis “Spike” Humer	Dated March 11, 2019
Lewis “Spike” Humer
Director

/s/Martin H. Tindall	Dated March 11, 2019
Martin H. Tindall
Chief Executive Officer
Director