Form 10-K
period 2017-02-28
Phoenix Life Sciences International Limited.
filed 2019-04-09
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ______________

Commission file number   333-167275

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

(Exact name of Company as specified in its charter)

Nevada	46-0525378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Lawrence Street, Denver CO	80205
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code:    (720) 699-7222

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable

(Title of class)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the Company has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit such files). Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

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

General Overview

The Company was incorporated in the State of Nevada on April 21, 2009, under the name Mokita Exploration, Ltd. The Company originally intended to develop its business as a mineral exploration company, however, due to the low supply of potentially profitable mining properties, the company abandoned its original plan and restructured its business strategy.  The Company then focused its efforts on developing a business as a provider of credit card payment services for Canadian customers.  To reflect the Company’s new focus, on February 5, 2010, it filed a Certificate of Amendment to the Articles of Incorporation changing the name to Mokita, Inc.

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

The Company also had the right to sublicense the rights acquired pursuant to the license agreement and to use and develop copyrighted materials of Phoenix Bio Pharm for marketing and distribution purposes. In consideration of the acquired license, the Company issued 26,000,000 shares of common stock to Phoenix Bio Pharm, valued at $13,000,000 based on the fair value of the assets acquired in the license agreement. The Company planned to amortize the cost of the License Agreement over the ten year life beginning in August 2014, when sales of licensed products commenced.

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

Subsequently, as the Company failed to meet projected cash flows which underpin the valuation model of the License Agreement. The Company determined that the balance of License Agreement should be impaired. Accordingly a total of $14,014,189 was expensed as an impairment to the License Agreement and paid in capital was reduced by $2,282,112 at year ended February 28, 2015.

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

CV Sciences, Inc, FKA CannaVest Corp.

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

On or about January 25, 2016, the Company entered into an Amendment No. 1 to the Convertible Promissory Note executed by and between the Company and CV Sciences, Inc. (FKA Cannavest Corp. and referred to herein as “CVS”) dated December 23, 2014 (the “Note”), whereby the company and CVS agreed to terminate the Note upon the Company’s return of five containers of raw hemp oil to CVS as the product was not of an acceptable quality standard. As of February 28, 2017 all the remaining product had been returned to CVS.

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

At least 28 states plus Washington DC have passed laws for medicinal cannabis use, ranging from cannabidiol (CBD) only to broad spectrum cannabinoid use. In 2012, Colorado and Washington legalized marijuana for recreational use. In 2014, Oregon and Alaska legalized medical marijuana for recreational use.

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

14.       The Company has limited financial resources and has not received substantial revenues from operations.

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

Our Articles of Incorporation authorizes the issuance of 990,000,000 common shares, par value $0.001 per common share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest except as disclosed below.

The Company is currently involved in two disputes relating to deposits being due on proposed property purchases. The attorneys representing the Company in Vanuatu maintain that the claims are spurious, as the related contracts were never validly executed and at no time were unconditional, negating any obligation by the Company to pay the deposit. As at the date of this filing, the Company has moved to dismiss both claims, and is confident that the matters will be resolved in their favor.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Pink Sheets. Our common stock has been quoted on the OTC Bulletin Board from December 28, 2010 to March 6, 2014 under the symbol “MKIT”. On March 7, 2014, the symbol was changed to “MJMD”. On November 2. 2018 the symbol was again changed to “PLSI”

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board/Pink Sheets
Quarter Ended	High	Low
February 28, 2017	$9.00	$1.25
November 30, 2016	$4.00	$2.00
August 31, 2016	$5.50	$2.50
May 31, 2016	$5.25	$3.80
February 29, 2016	$7.77	$1.00
November 30, 2015	$7.00	$0.00
August 31, 2015	$0.00	$0.00
May 31, 2015	$0.02	$0.00

As of February 28, 2017, there were approximately 280 holders of record of our common stock. As of such date, 34,171 common shares were issued and outstanding.

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

As at February 28, 2017, Phoenix Bio Pharmaceuticals Corporation had been issued 2,000,000 Series B Preferred Shares. YP Holdings, LLC had been issued 1,000,000 Series C Preferred Shares. but had converted 4,400 into common shares and therefore owned 995,600 Series C Preferred Shares.

Dividend Policy

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future. 2016 draft Jan24

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended February 28, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended February 28, 2017.

On March 4, 2016 YP Holdings, LLC converted 2,400 Series C Preferred Shares into common shares.

On September 15, 2016, the Company issued 2,822 common shares to Typenex Co-Investments, LLC pursuant to conversion of part of its warrant agreement.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended February 28, 2017.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended February 28, 2017 and February 29, 2016 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors”.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Sales Revenue for the year ended February 28, 2017 and February 29, 2016 was $0 and $18,410, respectively. A lack of funding meant that there no product to sell in 2017.

Cost of Sales for the year ended February 28, 2017 and February 29, 2016 was $0 and $5,933, respectively. Again there no product to sell in 2017.

Product development expense for the year ended February 28, 2017 and February 29, 2016 was $0 and $120,000, respectively. Limited financial resources resulted in curtailing these expenses in 2017.

Sales and marketing expenses for the year ended February 28, 2017 and February 29, 2016 were $0 and $14,953, respectively. Sales and marketing expenses represent costs of the selling team, infrastructure and promotion of the Company but again limited financial resources resulted in curtailing these expenses in 2017.

Operations expenses for the year ended February 28, 2017 and February 29, 2016 were $0 and $3,049, respectively. The Company being very restricted in 2017.

General and administrative expenses for the year ended February 28, 2017 and February 29, 2016 were $4,006 and $33,613, respectively. General and administrative expenses generally include costs for running the Company’s administrative office and were kept to a minimum in 2017

Professional fees for the year ended February 28, 2017 and February 29, 2016 were $31,085 and $329,975, respectively. Professional fees consist of cost of financing, legal, accounting, consulting and advisory services and again were kept to a minimum in 2017..

Lease operating expenses for the year ended February 28, 2017 and February 29, 2016 totaled $0 and $7,500, respectively, after vacating the premise in 2015 with no further lease costs.

Other income and expense for the year ended February 28, 2017 and February 29, 2016 totaled net expenses of $218,899 and $290,602, respectively, primarily representing interest expense of $136,775 and loss on a derivative liability of $79,689 in 2017. In 2016, interest expense was $173,763 and loss on derivative was $227,644, partially offset by a Gain on debt of $127,310.

Net loss for the year ended February 28, 2017 and February 29, 2016, totaled $254,710 and $787,819, respectively. A reduction in activity due to reduced financial resources reduced the loss for 2017.

We have not attained profitable operations and are dependent upon the commencement of the sale of our products and obtaining financing to increase the production and development of our products. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Liquidity and Capital Resources

At February 28, 2017, the Company had a cash balance of $1,155 compared with $7,591 at February 29, 2016. The decrease in cash was cash used for administration expenses.

We believe that our cash on hand may not be sufficient for continued operations and may have to seek out additional funding to meet our inventory and operational needs. We are currently seeking financing opportunities in the form of equity and/or debt financing to support our operational goals.

Cash flow from Operating Activities. During the year ended February 28, 2017, Company used $20,036 for operating activities.

Cash flow from Investing Activities. During the year ended February 28, 2017, the Company received $13,600 from investing activities, representing repayments of its related party loan to Phoenix Pharms Capital.

Cash flow from Financing Activities. During the year ended February 28, 2017, the Company had no financing activities.

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

The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If the Company determines that collection of a sale is not reasonably assured, revenue is deferred until the time collection becomes reasonably assured. Significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

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

Contingencies

As part of the merger and consolidation, Phoenix Life Sciences International Limited (Canada) and Phoenix Life Sciences International Limited (Nevada) entered into settlement agreements with former investors, employees and contractors whereby their debt, shares held in entities subject of the consolidation, or outstanding amounts were settled in exchange for a full release of claims and the Company issuing approximately eight (8) million shares and the assumption of approximately $2 million of settlements payable. The purpose of the consolidation, in addition to providing the deemed necessary relationships and contracts for the Company to execute on its strategy, was to settle any potential claim or liability to ensure that the Company was not subject to any claims by former investors, employees and contractors.

The Company is currently involved in two disputes relating to deposits being due on proposed property purchases. The attorneys representing the Company in Vanuatu maintain that the claims are spurious, as the related contracts were never validly executed and at no time were unconditional, negating any obligation by the Company to pay the deposit. As at the date of this filing, the Company has moved to dismiss both claims, and is confident that the matters will be resolved in their favor.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

(A Development Stage Company)

Financial Statements

For the Year Ended February 28, 2017

AUDIT REPORT

BMKR, LLP
Certified Public Accountants

1200 Veterans Memorial Hwy., Suite 350
Hauppauge, New York 11788

T 631 293-5000
F 631 234-4272
www.bmkr.com

Thomas G. Kober, CPA
Alfred M. Rizzo, CPA
Joseph Mortimer, CPA

Charles W. Blanchfield, CPA (Retired)
Bruce A. Meyer, CPA (Retired)

To the Board of Directors
Phoenix Life Sciences International (formerly Medijane Holdings Inc.)

We have audited the accompanying balance sheet of Phoenix Life Sciences International (formerly MediJane Holdings Inc.) as of February 28, 2017 and 2016, and the related statement of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Life Sciences International (formerly MediJane Holdings Inc.) as of February 28, 2017 and 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

BMKR LLP
Hauppauge, NY 11788
April 8, 2019

Member American Institute of Certified Public Accounts
Member Public Company Accounting Oversight Board

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Balance Sheets

	February 28, 2017 $	February 29, 2016 $

ASSETS

Cash	1,155	7,591
Accounts receivable	—	—
Notes receivable, related party	235,752	249,352
Inventory	—	—
Prepaid expenses	—	—

Total Current Assets	236,907	256,943

Security deposit	—	—

Total Assets	236,907	256,943

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	518,310	512,642
Due to related parties	277,219	267,219

Current Liabilities	795,529	779,861

Convertible notes payable, net	332,517	193,306
Derivative liability, Typenex note	471,437	397,512

Total Liabilities	1,599,483	1,370,679

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 990,000,000 common shares, par value of $0.001 per share Issued and outstanding: 31,067 and 25,845 common shares, respectively	31	26
Issued and outstanding Preferred shares Series B – 2,000,000	200	200
Series C – 995,600 and 998,000 respectively	100	100
Additional paid-in capital	17,710,842	17,704,977

Accumulated deficit during the development stage	(19,073,749)	(18,819,039)

Total Stockholders’ Equity	(1,362,576)	(1,113,736)

Total Liabilities and Stockholders’ Equity	236,907	256,943

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Operations

	For the years ended
	February 28,	February 29,
	2017	2016
	$	$
Revenues	—	18,410
Cost of sales	—	5,933
Gross Profit	—	12,477

Operating expenses
Product development expense	—	120,604
Sales and marketing expenses	—	14,953
Operations expense	—	3,049
General and administrative	4,006	33,613
Professional fees	31,805	329,975
Lease operating expenses	—	7,500

Total operating expenses	35,811	509,694

Loss before other expenses	(35,811)	(497,217)

Other income (expense)
Interest Income	—	4,031
Interest Expense	(136,775)	(173,763)
Loss on impairment of Inventory	—	(10,101)
Amortization of Discount on convertible notes payable	(2,435)	(10,435)
Gain (loss) on derivative liability	(79,689)	(227,644)
Gain (loss) on debt	—	127,310

Total other expense	(218,899)	(290,602)

Net loss	(254,710)	(787,819)

Basic and diluted loss per common share
Income (loss) from continuing operations	(8.63)	(0.00)
Income (loss) from discontinued operations	0.00	0.00
Basic and diluted loss per common share	(8.63)	(0.00)

Weighted average shares outstanding – basic and diluted	29,509	273,479,547

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Changes in Stockholders’ Deficiency

					Accumulated
	Stock		Stock	Additional	deficit during the
			subscriptions	paid-in	development
	Shares	Par value	receivable	capital	stage	Total
Common Stock	#	$	$	$	$	$

Balance – February 28, 2015	361,322,812	361,323	—	17,247,631	(18,031,220)	(422,266)
Issuance of common stock from note payable	10,050,251	10,050		3,950		14,000
Issuance of common stock for true up of shares	22,045,006	22,045		(22,045)		—
Issuance of common stock from note payable	30,509,190	30,509		(15,509)		15,000
Issuance of common stock from note payable	34,965,000	34,965		(9,965)		25,000
Issuance of common stock from note payable	42,350,335	42,350				42,350
Reverse Split 1 for 10,000	(458,892,294)	(458,892)		458,892		—
Split	45,935	46		(46)		—
Issuance of common stock from note payable	4,236	4		42,347		4,2351
Share cancellation	(27,600)	(27)		27		—
Issuance of common stock	1,941	2		(2)		—
Share cancellation	(667)	(1)		1		—
Issuance of common stock	2,000	2		(2)		—
Net loss for year					(787,819)	(787,819)
Balance – February 28, 2016	25,845	26	—	17,705,279	(18,819,039)	(1,113,734)

Preferred Stock
Issuance of Preferred Stock Series B in exchange for 27,600 common shares cancelled	2,000,000	200		(200)		—
Issuance of Preferred Stock Series C in exchange for 667 common shares cancelled	1,000,000	100		(100)		—
Conversion of 2,000 preferred shares – Series C to 2,000 ordinary shares	(2,000)	—		(2)		(2)

Balance Preferred
February 29, 2016	2,998,000	300		(302)		(2)
GRAND TOTAL		326	—	17,704,977	(18,819,039)	(1,113,736)
Common Stock
Conversion of 2,400 preferred shares – Series C to 2,400 ordinary shares	2,400	2		(2)		—
Issuance of common stock for warrant conversion	2,822	3		5,867		5,870
Net loss for year					(254,710)	(254,710)
Balance Common Stock February 28, 2017	31,067	31		17,711,144	(19,073,749)	(1,362,574)
Preferred Stock
Conversion of 2,000 preferred shares – Series C to 2,000 ordinary shares	(2,400)			—		—
Balance Preferred Stock February 28, 2017	2,995,600	300		(302)		(2)
TOTAL – February 28, 2017		331		17,710,842	(19,073,749)	(1,362,576)

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Cash Flows

	For the years ended
	February 28,	February 29,
	2017	2016
	$	$
Operating Activities

Net loss	(254,710)	(787,819)
Loss from discontinued operations

Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash cost of impairment of license and distribution agreements	—	10,101
Non-cash amortization of discount on Typenex note	2,435	10,435
Non-cash loss on derivative on convertible notes	73,925	227,644
Non-cash interest expense on convertible notes payable	136,775	—
Debt conversion	5,870	(127,310)

Changes in operating assets and liabilities:

Accounts receivable	—	2,300
Security deposit		1,250
Prepaid expenses and deposits	—	141,664
Accounts payable and accruals	15,669	293,937
Net changes in operating assets and liabilities - discontinued operations
Net Cash provided by (used for) operating activities - current operations	(20,036)	(227,798)

Investing Activities
Related party notes receivable	13,600	8,770
Net Cash provided by (used for) Investing Activities - continuing operations	13,600	8,770

Financing Activities
Due to related parties	—	217,219
Net Cash Provided By (used for) Financing Activities - continuing operations	—	217,219

Increase (Decrease) in Cash - continuing operations	(6,436)	(1,809)
Increase (Decrease) in Cash - discontinued operations

Cash – Beginning of Period - continuing operations	7,591	9,400

Cash – End of Period – continuing operations	1,155	7,591

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Cash Flows

(Continued from previous page)

Supplemental disclosures
Interest paid	—	—
Income tax paid	15,789	—
Non-cash issuance of stock for consulting agreements	—	—
Non-cash issuance of stock for license agreement, related party	—	—
Non-cash issuance of stock for distribution agreement	—	—
Non-cash issuance of stock for prepaid expenses	—	—
Non-cash issuance of stock for conversion of debt	5,870	96,350
Non-cash issuance of debt for inventory	—	—

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

Basis of Consolidation – The consolidated financial statements include the accounts of Phoenix Life Sciences International Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At February 28, 2017 and February 28, 2015, the Company did not hold any cash equivalents.

Accounts receivable - Accounts receivable consists of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts receivable are carried at the original invoice amount less a reserve for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

Basic and Diluted Net Loss per Share - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 28, 2017 the Company had no outstanding stock options. At February 28, 2017 and February 29, 2016, the Company had did not have potentially dilutive shares outstanding.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, amounts due to related parties, and convertible debenture. Pursuant to ASC 820, the fair value of financial assets are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Comprehensive Loss - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2017 and 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If the Company determines that collection of a sale is not reasonably assured, revenue is deferred until the time collection becomes reasonably assured. Significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

Shipping and Handling costs – shipping and handling costs are included in cost of sales in the Statements of Operations.

Recent Accounting Pronouncements – The recent accounting pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

Reclassifications – Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders equity.

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

A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of February 28, 2017.

4.	Intangible Assets

Effective September 1, 2014, the Company changed its method of computing amortization from a sales percentage method to the straight-line method for the intangible assets. An assessment of useful life and / or discounted cash flow of the intangible asset is made and where the value is overstated the value is impaired.

5.	Income Taxes

The deferred tax assets or liabilities represent the future tax benefits or cost of those differences. The Company’s principal deferred tax items arise from net operating losses. Net operating losses approximate $19,100,000 which expire in the years 2030 through 2037. The net operating loss results in a deferred tax asset of $2,865,000. As future earnings are uncertain, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

The Company is required to evaluate the tax positions taken in the course of preparing its tax returns to determine whether tax positions are “more likely than not” of being sustained by the applicable tax authority “More likely than not” is defined as greater than a 50% chance. The Company is delinquent on nearly all of its tax filings. As a result, there are presently no uncertain tax position and no reserves for uncertain tax positions. The Company has no unrecognized tax benefits at February 28, 2017 and February 29, 2016. The Company’s income tax returns are subject to examination by federal and state tax authorities. Due to the failure to file its tax returns, all prior tax years are open to examination. The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the balance sheet. There were no interest and penalties paid or accrued during the years ended February 28, 2017 and February 29, 2016.

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

On January 5, 2015, the Company entered into an additional license agreement with Phoenix Bio Pharmaceuticals Corporation to expand the territories covered under its original license agreement dated March 14, 2014. Under the terms of the additional license agreement, the Company acquired the marketing rights to distribute products developed by Phoenix Bio Pharmaceuticals Corporation in Australia and New Zealand for ten years. In exchange for the license, the Company issued 250,000,000 restricted common shares at $0.016 per common share, for an aggregate value of $4,000,000. This amount represents 33% over the market value on the date of execution of the license agreement is $3,000,000.

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

On May 13, 2014, the Company entered into a distribution agreement with GoKush.com (www.gokush.com) that is part of a not-for-profit California Cooperative Corporation that is dedicated to providing safe and legal access to medical marijuana for patients throughout California. Pursuant to the Agreement, amongst other things, GoKush agreed to become the online ordering platform for the ordering and re-stock of the Company’s products in California for a ten (10) year term and the Company has issued GoKush 200,000 shares of the Company’s restricted common stock valued at $172,000. The Company planned to amortize the cost of the Distribution Agreement over the ten year life beginning October 2014 when on-line sales of product commenced.

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

On or about January 25, 2016, the Company entered into an Amendment No. 1 to the Convertible Promissory Note executed by and between the Company and CV Sciences, Inc (FKA Cannavest Corp. and referred to herein as “CVS”) dated December 23, 2014 (the “Note”), whereby the company and CVS agreed to terminate the Note upon the Company’s return of five containers of raw hemp oil to CVS. As of February 28, 2017 all remaining product had been returned to CVS, as the inventory did not meet quality standards and was returned for a reduction of the note balance.

It was determined that the remaining inventory should be written off as at February 29, 2016.

9.	Subsidiary Companies

On March 17, 2014, MediHoldings, Inc. (“MediHoldings”), a Colorado corporation, was formed as a wholly-owned subsidiary of the Company.

On June 27, 2014, MediSales (CA), Inc. (“MediSales”), a California corporation, was formed as a wholly-owned subsidiary of the Company.

Both these subsidiaries as at February 28, 2017 had not traded and were inactive.

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

Kronos International Investments Ltd. (“Kronos”)

Sublease Agreement: Effective March 1, 2014, the Company entered into a Sublease Agreement with Kronos for a four (4) year term. Kronos’s CEO, Martin Tindall also provides advisory services to the Company. The monthly sublease rent is $2,500 per month. During the year ended February 29, 2016, the Company paid Kronos $7,500 in rent expense, and had previously paid security deposit of $1,250. In June 2015, the sublease was cancelled and the security deposit of $1,250 was offset against amounts owed to Kronos for advisory service fees. No payments were made to Kronos for the year March 1, 2016 and February 28, 2017.

Advisory Services: Effective March 1, 2014, the Company engaged Kronos to provide Advisory Services for a monthly retainer fee of $10,000 per month. The advisory services include and are not limited to accounting and corporate compliance, business development and strategic planning services, corporate advisory and operational oversight. For the year March 1, 2015 and February 29, 2016, expenses related to the Advisory Services were $120,000. There were no payments made during the year March 1, 2016 to February 28, 2017.

Phoenix Bio Pharmaceuticals, Inc. (“Phoenix Bio Pharm”)

Inventory Procurement: Between March 1, 2014 and February 28, 2015, the Company has advanced Phoenix Bio Pharm $195,860 for the purchase of inventory. There were no further advancements to Phoenix Bio Pharm in the two years from March 1, 2015 to February 28, 2017.

Product Development - Between March 1, 2014 and February 28, 2015, the Company has recorded product development expenses paid to Phoenix Bio Pharm totaling $15,000. There were no development expenses paid to Phoenix Bio Pharm in the two years from March 1, 2015 to February 28, 2017.

Phoenix Pharms Capital Corporation (“Phoenix Pharms”)

Related Party Loan: On September 18, 2014, the Company advanced Phoenix Pharms a total of $85,000 as a short term loan. The loan bears a simple interest rate of 8% and was due and payable on November 30, 2014. As of February 28, 2015, the Company has received principal payments totaling $26,425 including cash payment of $15,900, and expense offset $10,525. As of February 28, 2015, accrued interest on this loan is $2,687. As of February 28, 2015, the outstanding balance due the Company on this related party loan is $61,262. As at February 29, 2016 the outstanding balance due to the Company on this related party loan was $52,492. As at February 28, 2017 the outstanding balance due to the Company on this related party loan was $39,892.

Russell Stone: Mr. Russell Stone, a Director of the Company, holds approximately 14% of the outstanding common shares of Phoenix Pharms Capital Corporation indirectly through a trust.

Lewis “Spike” Humer:

Mr. Humer, a director of the Company, serves as CEO and a director of Phoenix Bio Pharmaceuticals and CEO and a director of Phoenix Pharms Capital Corporation. As of August 2014, the Company began paying Mr. Humer a consulting fee of $1,500 per week. As of February 28, 2015, the Company has paid Mr. Humer $19,000 and has accrued a related party payable to Mr. Humer of $27,000. During the year from March 1, 2015 to February 29, 2016, a further $81,000 was accrued to Mr. Humer. There were no further accruals from March 1, 2016 to February 28, 2017.

11.	Common Stock

The Company has authorized 990,000,000 shares of its common stock, $0.001 par value. On February 29, 2016, there were 24,845 shares of common stock issued and outstanding.

On March 4, 2016, YP Holdings LLC converted 2,400 of the preferred shares to common shares which were issued by the Company.

On September 15, 2016, the Company issued 2,822 shares of common stock to Typenex from the conversion of a total principal amount of $5,173 under a Warrant.

As at February 28, 2017 there were 31,067 common shares on issue.

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

On February 18, 2016, YP Holdings, LLC was issued 1,000,000 Series B Preferred Shares in exchange for 667 common shares (6,666,667 pre-split). On February 28, 2016 YP Holdings, LLC converted 2,000 preferred shares into 2,000 common shares and on March 4, 2016, a further 2,400 preferred shares into common shares

As at February 28, 2017, Phoenix Bio Pharmaceuticals Corporation owned 2,000,000 Series B Preferred Shares. YP Holdings, LLC owned 995,600 Series C Preferred Shares.

13.	Common Stock Options

There were no common stock options on issue as at February 28, 2017.

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

Notice of Conversion – Between March 1, 2016 and February 28, 2017, the Company has received conversion notices from its noteholder on the Typenex Note to convert some of the Typenex Warrant into shares of the Company’s Common Stock as defined by the Typenex Agreement. The table below lists the conversion activity and the shares of common stock issued pursuant to each conversion:

Date of Notice	Principal	Market Price*	Conversion Shares	True Up Shares	Total Shares Issued
September 15, 2016	5,870	—	2,822	—	2,822

15.	Subsequent Events

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

On January 15, 2019 the Company issued 54,580 common shares which included 53,500 common shares as part of settlement agreements and 1,080 common shares issued as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act.

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

On April 2, 2019 the Company issued 151,216 common share for cash consideration.

Phoenix Life Sciences International Limited (Canada) and Phoenix Life Sciences International Limited (Nevada) commenced the consolidation of business in 2018. During that time, affiliates of the Company provided certain working capital and covering of costs related to the consolidation. Subsequently the Company has entered into subscription agreements with certain affiliates and key non-affiliate investors to provide a total of approximately USD $2.1million of financing. Shares of common stock issued for this total financing represent approximately 800,000. The key non-affiliate investor who had previously entered into a subscription agreement to purchase USD $20 million of shares at $10 per share with Phoenix Life Sciences International Limited Canada has entered into an agreement to exchange the subscription for warrants to purchase Company common stock at a price of $10, with the purchases to be completed by December 31, 2019.

Further, as part of the merger and consolidation, Phoenix Life Sciences International Limited (Canada) and Phoenix Life Sciences International Limited (Nevada) entered into settlement agreements with former investors, employees and contractors whereby their debt, shares held in entities subject of the consolidation, or outstanding amounts were settled in exchange for a full release of claims and the Company issuing approximately eight (8) million shares and the assumption of approximately $2 million of settlements payable. The purpose of the consolidation, in addition to providing the deemed necessary relationships and contracts for the Company to execute on its strategy, was to settle any potential claim or liability to ensure that the Company was not subject to any claims by former investors, employees and contractors.

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

On September 21, 2016, the registrant dismissed Fruci & Associates II, PLLC as their registered independent public accountant. On September 21, 2016, the Company’s Board of Directors approved the engagement of BMKR, LLP to provide auditing services on a prospective basis, and to perform a full audit of the Company’s books and records for the years ended February 29, 2016, February 28, 2017, February 28, 2018 and February 28, 2019.

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

2. We did not maintain appropriate cash controls – As of February 28, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls – As at February 28, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in the Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.       Our board of directors will nominate an audit committee or a financial expert on our board of directors in fiscal 2020.

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

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of the Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Russell Stone	Chief Operating Officer, Interim Chief Financial Officer, Controller, Director	42	Sept. 17, 2014 October 20, 2014 Sept. 17, 2014
Lewis “Spike” Humer	Director, Chief Executive Officer	58	April 25, 2014 July 8, 2015

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

Executive Compensation

The particulars of the compensation paid to the following persons:

(a) principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended February 29, 2016 and February 28, 2015; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 29, 2016 and February 28, 2014, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lewis “Spike” Humer Interim CEO	2017 2016	— 81,000	— —	— —	— —	— —	— —	— —	— 81,000

Russell Stone	2017	—	—	—	—	—	—	—	—
COO, former CEO and interim CFO (3)	2016	90,000	—	—	—	—	—	—	90,000

(1)	Lewis Humer was appointed as an officer on July 8, 2015

(2)	Russell Stone was appointed as an officer on September 17, 2014.

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

Stock Option Plan

On June 9, 2014, the board of directors approved the 2014 Stock Awards Plan pursuant to which up to 10,000,000 common shares are authorized for issuance. As at February 28, 2017 there were no options on issues.

Outstanding Equity Awards at Fiscal Year End

Option Exercises

During our fiscal year ended February 28, 2017 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June15, 2015, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding common shares.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Russell G. Stone (3)	0 Direct	0.00%
2011 Ken Pratt Boulevard, Suite 210	16 Indirect	0.05%
Longmont, CO 80122

Lewis “Spike” Humer (4)	82 Direct	0.26%
2011 Ken Pratt Boulevard, Suite 210	1,500 Indirect	4.83%
Longmont, CO 80122

All officers and Directors as	82 Direct	0.26%
a Group (2 persons)	1,516 Indirect	4.88%

5% or more shareholders
Caduceus Industries LLC (5)	1,500 Direct	4.83%
2011 Ken Pratt Boulevard, Suite 2010
Longmont, CO 80501

Phoenix Pharms Capital Corporation (6)	0 Direct
2011 Ken Pratt Boulevard, Suite 2010	1,500 Direct	4.83%
Longmont, CO 80501

Martin Tindall (7)	1,823 Indirect	5.87%
c/o Kronos International Investments
2011 Ken Pratt Boulevard, Suite 210
Longmont, CO 80501

Typenex Corp.(8)	17,315 Direct	55.73%0%
303 E Wacker Dr Suite 1040 Chicago Illinois 60601

YP Holdings, LLC (9)	5,067 Direct	16.31%
6002 Costera Lane
Dallas, TX 75248

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all common shares shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 31,067 issued and outstanding common shares as of February 28, 2017.

(3)	Russell G. Stone is an officer and a director of the Company. Includes indirect ownership of 2 common shares held by Mr. Stone’s spouse and 14 common shares held indirectly by Mr. Stone through a trust.

(4)	Lewis “Spike” Humer is a director of the Company. Includes direct ownership of 82 common shares and indirect ownership of 1,500 common shares held by Caduceus (1,500).

(5)	Caduceus Industries LLC is controlled by Phoenix Pharms Capital Corporation.

(6)	Lewis “Spike” Humer, a director of the Company, is also an officer and a director Phoenix Bio Pharmaceuticals Corporation and Phoenix Pharms Capital Corporation.

(7)	Martin Tindall, an officer of Kronos International Investments and a director and officer of Phoenix Pharms Capital Corporation, and a director and promoter of Phoenix Bio Pharmaceuticals. Includes indirect ownership of 1,823 common shares held by Kronos International Investments (323) and Caduceus (1,500

(8)	Typenex Corp. an unrelated party, holds 17,315 share of common stock having exercised its conversion rights on its note payable.

(9)	10) YP Holdings, LLC is owned by Michal Yurkowsky, an unrelated party. Includes 5,067 shares of common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended February 28, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Phoenix Pharms Capital Corporation

Related Party Loan: On September 18, 2014, the Company advanced Phoenix Pharms a total of $85,000 as a short term loan. The loan bears a simple interest rate of 8% and was due and payable on November 30, 2014. As of February 29, 2016 principal and interest outstanding on this related party note total $53,492. As of February 28, 2017 principal and interest outstanding on this related party note total $38,892.

Russell Stone: Mr. Russell Stone, the Company’s Chief Operating Officer, holds approximately 14% of the outstanding common shares of Phoenix Pharms Capital Corporation indirectly through a trust.

Lewis “Spike” Humer:

Mr. Humer, a director of the Company and interim Chief Executive Officer, also serves as CEO and a director of Phoenix Bio Pharmaceuticals and CEO and a director of Phoenix Pharms Capital Corporation. As of August 2014, the Company engaged Mr. Humer as a consultant at a rate of $1,500 per week to assist the Company with its operations. As of February 28, 2015, the Company has paid Mr. Humer $19,000 and has accrued a related party payable to Mr. Humer of $27,000. During the year from March 1, 2015 to February 29, 2016, a further $81,000 was accrued to Mr. Humer. There were no further accruals from March 1, 2016 to February 28, 2017.

Director Independence

There were two directors prior to 2018. We have determined that no director, is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development. This will be reviewed in fiscal 2020.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended February 28, 2017 and February 29, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

		Year Ended February 28, 2017		Year Ended February 29, 2016
Audit fees		$31,475	$	Nil
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
Total		$31,475	$	Nil

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.3	Certificate of Amendment filed May 2, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.4	Certificate of Amendment filed July 20, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2011)
3.5	Certificate of Amendment filed May 30, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on June 5, 2013)
(10)	Material Contracts
10.1	Form of Subscription Agreement (incorporated by reference to our Amended Registration statement on Form S-1/A filed on July 12, 2010)
10.2	Investor Relations Agreement between our company and LiveCall Investor Relations Company dated April 28, 2011 (incorporated by reference to our Annual Report on Form 10-K filed on June 14, 2011)
10.3	Participation Agreement between our company and Buckeye Exploration Company dated May 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 16, 2011)
10.4	Participation Agreement between our company and Premier Operating Company dated May 31, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2011)
10.5	Convertible Note between our company and Exchequer Finance Inc. dated March 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)
10.6	Stock Purchase Agreement (incorporated by reference to our Current Report on Form 8-K filed on March 6, 2014)
10.7	License Agreement with Phoenix Bio Pharmaceutical Corporation (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2014)
10.8	Agreement with GoKush (incorporated by reference to our Current Report on Form 8-K on May 20, 2014)
(16)	Letter Regarding Change in Certifying Accountant
16.1	Letter from M&K CPAS, PLLC to the Securities and Exchange Commission
16.2	Letter from Goldman Accounting Services CPA, PLLC
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.
101**	Interactive Data Files
101.INS 101.SCH 101.CAL 101.DEF	XBRL Instance Document XBRL Taxonomy Extension Schema Document XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document
101.LAB 101.PRE	XBRL Taxonomy Extension Label Linkbase Document XBRL Taxonomy Extension Presentation Linkbase Document

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

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

/s/Martin H. Tindall	Dated April 08, 2019
Martin H. Tindall
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Lewis “Spike” Humer	Dated April 08, 2019
Lewis “Spike” Humer
Director

/s/Martin H. Tindall	Dated April 08, 2019
Martin H. Tindall
Chief Executive Officer
Director