Form 10-Q
period 2015-11-30
Phoenix Life Sciences International Limited.
filed 2019-04-16
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From          to

Commission File Number: 333-167275

Phoenix Life Sciences International Limited

(Exact name of registrant as specified in its charter)

Nevada	46-0525378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Lawrence Street, Denver, CO	80205
(Address of principal executive offices)	(Zip Code)

(720) 699.7222

(Registrant’s telephone number, including area code)

MediJane Holdings, Inc.

2011 Ken Pratt Boulevard, Suite 300, Longmont CO, 80501

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2019
Common Stock, $0.001 par value per share	32,234,654 common shares

Phoenix Life Sciences International Limited

FORM 10-Q

For the Quarter Ended November 30, 2015

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

Except as otherwise indicated by the context, references in this report to “we”, “us” “our” and “the Company” are references to Phoenix Life Sciences International Limited as formerly known as MediJane Holdings, Inc.

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Balance Sheets

	November 30, 2015 $	February 28, 2015 $
	Unaudited	Audited
ASSETS

Cash	2,425	9,400
Accounts receivable	—	2,300
Notes receivable, related party	250,184	258,122
Inventory	1,194,106	1,211,340
Prepaid inventory	—	141,664
Total Current Assets	1,446,715	1,622,826

Security deposit	—	1,250
Total Assets	1,446,715	1,624,076

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	562,837	409,701
Due to related parties	161,250	50,000
Current Liabilities	724,087	459,701

Convertible notes payable, net	180,113	194,746
Convertible notes payable, CannaVest	1,280,148	1,222,027
Derivative liability, Typenex Note	151,529	169,868
Total Liabilities	2,335,877	2,046,342

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 1,000,000,000 common shares, par value of $0.001 per share
Issued and outstanding: 50,171 and 361,322,812 common shares, respectively	50	361,323

Additional paid-in capital	17,705,254	17,247,631

Accumulated deficit during the development stage	(18,594,466)	(18,031,220)
Total Stockholders’ Equity (Deficit)	(889,162)	(422,266)
Total Liabilities and Stockholders’ Equity	1,446,715	1,624,076

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Operations - Unaudited

	Three Months Ended		Nine Months Ended
	Nov. 30, 2015	Nov. 30, 2014	Nov. 30, 2015	Nov. 30, 2014
Income Statement
Revenues	$—	$17,936	$18,410	$20,716
Cost of Sales	—	9,144	5,933	10,694
Gross Profit	—	8,792	12,477	10,022

Operating expenses
Amortization expense	—	650,250	—	650,250
Product development expense	—	65,356	100,000	80,356
Sales and marketing expenses	200	51,788	14,953	199,710
Operations expense	1,304	46,162	3,049	146,399
General and administrative	1,147	109,419	31,615	168,450
Professional fees	93,508	266,216	311,220	437,945
Lease operating expenses	—	11,685	7,500	26,685
Total operating expenses	96,159	1,200,876	468,337	1,709,795
Loss before other expenses	(96,159)	(1,192,084)	(455,860)	(1,699,773)

Other income (expense)
Interest Income	969	1,264	3,062	1,264
Interest Expense	(45,868)	(4,466)	(132,008)	(7,756)
Debt issue costs	—	—	(7,830)	—
Discount Amortization	(10,804)	(2,610)	(56,953)	(557,023)
Gain (loss) on derivative liability	(8,194)	—	86,343	—
Gain (loss) on discontinued operations	—	—	—	722
Total other expense	(63,897)	(5,812)	(107,286)	(562,793)
Net loss	(160,056)	(1,197,896)	(563,246)	(2,262,566)

Basic and diluted loss per common share:
Income (loss) from continuing operations	(0.00)	(0.01)	(0.00)	(0.03)
Income (loss) from discontinued operations	$0	$0	$0	$0
Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.03)
Weighted average shares outstanding - basic and diluted	258,030,222	89,410,000	364,290,048	77,650,803

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	Nov. 30, 2015	Nov. 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(563,246)	$(2,262,566)
Loss from discontinued operations	—	(722)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	—	650,250
Non-cash amortization of discount on convertible notes payable	54,000	557,022
Non-cash interest expense on convertible notes payable	—	7,725
Non-cash stock option compensation	—	112,914
Debt issuance costs	10,828	20,000

Changes in operating assets and liabilities:
Accounts receivable	2,300	(3,180)
Deposit	1,250	—
Inventory	—	(13,611)
Prepaid expense and deposits	141,664	(209,110)
Accounts payable and accruals	169,538	147,223
Net changes in operating assets and liabilities - discontinued operations	—	—
Net Cash provided by (used for) operating activities - current operations	(183,666)	(994,055)
Net Cash provided by (used for) operating activities - discontinued operations	—	302
Net Cash provided by (used for) operating activities	(183,666)	(993,753)

CASH FLOWS FROM INVESTING ACTIVITIES:

Related party notes receivable	8,770	(80,244)
Net Cash Used in Investing Activities - continuing operations	8,770	(80,244)
Net Cash Used in Investing Activities - discontinued operations	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	42,350	135,000
Due to related parties	125,571	—
Proceeds from issuance of common shares	—	975,925
Net changes in financing activities - discontinued operations	—	—
Net Cash Provided By Financing Activities - continuing operations	167,921	1,110,925
Net Cash Provided By Financing Activities - discontinued operations	—	—
Increase (Decrease) in Cash - continuing operations	(6,975)	36,928
Increase (Decrease) in Cash - discontinued operations	—	—
Cash - Beginning of Period - continuing operations	9,400	6,104
Cash - Beginning of Period - discontinued operations	—	—
Cash - End of Period - continuing operations	2,425	43,032
Cash - End of Period - discontinued operations	$—	$—

Supplemental disclosures
Interest paid	—	—
Income tax paid	—	—
Non-cash issuance of stock for consulting agreements	—	200,000
Non-cash issuance of stock for license agreement, related party	—	13,000,000
Non-cash issuance of stock for distribution agreement	—	172,000
Non-cash issuance of stock for conversion of debt	54,000	—

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

The business was then changed to only focus on Cannabidiol (CBD) products. CBD is a non-psychotropic cannabinoid that is not restricted as part of the U.S. Controlled Substances Act (CSA), as defined under the 2014 U.S Farming Bill to be derivatives of the Industrial Hemp plant that contains less than 0.3% tetrahydrocannabinol (THC). The company will contract out the manufacturing of the products. Phoenix Bio Pharmaceuticals Corporation and other groups may manufacture our products under our license agreement.

The Company follows the accounting guidance outlines in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-K required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed here in, there have been no material change in the information disclosed in the notes to the financial statements for the year ended February 28, 2015 included in the Company’s annual report on Form 10-K|A filed with the Securities and Exchange Commission on March 4, 2019. The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K|A. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consistent with normal re-occurring adjustments, have been made. Operating results for nine months ended November 30, 2015 are not necessarily indicative results that may be expected for the year ended February 29, 2016.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation – The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is February 28 or 29.

Basis of Consolidation – The consolidated financial statements include the accounts of Phoenix Life Sciences International Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

Stock Split – on October 21, 2015 the Company’s Board of Directors declared a 1 for 10,000 reverse stock split on its common stock as of a record date of October 22, 2015. The effect of the stock split decreased the number of shares of common stock outstanding from 501,242,594 to 50,125. All common share and per common share data in these financial statements and related notes here to have been retroactively adjusted to account for the effect of the stock split for all periods presented. The total number of authorized common shares on the par value thereof was not changed by the split.

Use of Estimates – The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

A significant item that requires management’s estimates and assumptions is the valuation of intangible assets, valuation allowances for income tax, valuation of derivatives instruments and accrued liabilities, among others. Although management believes these estimates are reasonable, actual results could differ from these estimates.

Cash and cash equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At November 30, 2015 and February 28, 2015, the Company did not hold any cash equivalents.

Accounts receivable – Accounts receivable consists of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts receivable are carried at the original invoice amount less a reserve for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

Basic and Diluted Net Loss per Share – The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 28, 2015 and November 30, 2015, the Company had outstanding stock options outstanding, the Company does not deem these options to be dilutive as the exercise price exceeds the current fair market value of the Company’s common stock. At November 30, 2015 and 2014, the Company had did not have potentially dilutive shares outstanding.

Financial Instruments – Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 – Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 –Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 – Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, amounts due to related parties, and convertible debenture.

Pursuant to ASC 820, the fair value of our financial instruments are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Derivative Financial Instruments – The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

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

Comprehensive Loss –- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2014 and 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock-based Compensation – The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505-50 - Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

The Company follows the guidelines in FASB Codification of ASC 810 “Consolidation” which indicates “a legal entity that is deemed to be a business need not be evaluated by a reporting entity to determine if the legal entity is a Variable Interest Entity (“VIE”)” unless any one of four conditions exist:

–	The reporting entity, its related parties, or both participated significantly in the design or redesign of the legal entity;
–	The legal entity is designed so that substantially all of its activities involve or are conducted on behalf of the reporting entity and its related parties;
–	The reporting entity and its related parties provide more than half of the total of the equity, subordinated debt, and other forms of subordinated financial support to the legal entity; or
–	The activities of the legal entity are primarily related to the securitizations or other forms of asset-backed financings or single-lessee leasing arrangements.

A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of November 30, 2015.

4.	Intangible Assets

Effective September 1, 2014, the Company changed its method of computing amortization from a sales percentage method to the straight-line method for the intangible assets. An assessment of useful life and / or discounted cash flow of the intangible asset is made and where the value is overstated the value is impaired.

5.	Income Taxes

The deferred tax assets or liabilities represent the future tax benefits or cost of those differences. The Company’s principal deferred tax items arise from net operating losses. Net operating losses approximate $18,600,000 which expire in the years 2030 through 2036. The net operating loss results in a deferred tax asset of $2,790,000. As future earnings are uncertain, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

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

The Company has no unrecognized tax benefits at February 28, 2015. The Company’s income tax returns are subject to examination by federal and state tax authorities. Due to the failure to file its tax returns, all prior tax years are open to examination. The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the balance sheet. There were no interest and penalties paid or accrued during the years ended February 28, 2015.

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

As the Company has failed to meet projected cash flows which underpin the valuation model of the License Agreement, the Company determined that the balance of License Agreement should be impaired at February 29, 2015, and accordingly a total of $14,014,1899 was expensed as an impairment to the License Agreement and paid in capital was reduced by $2,282,132 at year ended February 28, 2015.

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

8.	Subsidiary Companies

On March 17, 2014, MediHoldings, Inc. (“MediHoldings”), a Colorado corporation, was formed as a wholly-owned subsidiary of the Company.

On June 27, 2014, MediSales (CA), Inc. (“MediSales”), a California corporation, was formed as a wholly-owned subsidiary of the Company.

Both these subsidiaries as at November 30, 2015 had not traded and were inactive.

9.	Related Party Transactions

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

Advisory Services: Effective March 1, 2014, the Company engaged Kronos to provide Advisory Services for a monthly retainer fee of $10,000 per month. The advisory services include and are not limited to accounting and corporate compliance, business development and strategic planning services, corporate advisory and operational oversight. Between March 1, 2014 and February 28, 2015, expenses related to the Advisory Services totaled $120,000. For the year March 1, 2015 and November 30, 2015, expenses related to the Advisory Services, provided by the CEO of Kronos, Martin Tindall with respect to business development of cannabidiol products that the Company intends to market, were $62,500.

Phoenix Pharms Capital Corporation (“Phoenix Pharms”)

Related Party Loan: On September 18, 2014, the Company advanced Phoenix Pharms a total of $85,000 as a short term loan. As of November 30, 2015, the outstanding balance due the Company on this related party loan is $54,324

Russell Stone: Mr. Russell Stone, the Company’s Chief Executive Officer, holds approximately 14% of the outstanding common shares of Phoenix Pharms Capital Corporation indirectly through a trust.

Lewis “Spike” Humer:

Mr. Humer, a director of the Company, serves as CEO and a director of Phoenix Bio Pharmaceuticals and CEO and a director of Phoenix Pharms Capital Corporation. As of August 2014, the Company began paying Mr. Humer a consulting fee of $1,500 per week. As of November 30, 2015, the Company has accrued a related party payable to Mr. Humer of $75,260.

10.	Preferred Stock

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

The Company has authorized 990,000,000 shares of its common stock, $0.001 par value. On November 30, 2015, following the reverse share split, there were 24,512 shares of common stock issued and outstanding and 31,154 (311,540,534 pre-split) shares of common stock reserved for issuance.

Effective August 23, 2013, the Company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 10 new for 1 old basis and, consequently, an increase to our authorized share capital from 99,000,000 to 990,000,000 common shares, with a par value of $0.001 per share.

On October 21, 2015, the Company effectuated a 1 for 10,000 reverse split on its common stock as of a record date of October 22, 2015. As a result, the 458,892,294 outstanding shares as of the record date were reversed to 45,935 shares. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented. The total number of authorized common shares and par value was not changed for the split.

On February 27, 2014, the Company issued 500 (5,000,000 pre-split) shares to its Chief Executive Officer, who agreed to retire the 500 common shares and return them to the unissued, authorized common shares of the Company in exchange for a stock option.

On March 13, 2014, the Company issued 20 (200,000 pre-split) shares of its restricted common stock to GoKush, Inc. as described above. On July 1, 2014, these restricted shares were issued.

On March 14, 2014, the Company issued 2,600 (26,000,000 pre-split) shares of its restricted common stock to Phoenix Bio Pharm as described above. On July 1, 2014, these restricted shares were issued.

On January 23, 2015, the Company issued 25,000 (250,000,000 pre-split) shares of its restricted common stock to Phoenix Bio Pharm as described in above.

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

As at November 30, 2015 there were 50,171 common shares on issue.

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

The following table describes stock options outstanding and exercisable at November 30, 2015:

Options Outstanding and Exercisable

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Price	Life	Number	Price	Life

$3,400	250	$3,400	.25	250	$3,400	.25
	250			250

13.	Convertible Promissory Note

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

On a date that is 23 trading days from each date that the Company delivers conversion shares to Typenex, there is a true-up date in which the Company will deliver additional shares if the installment conversion price on that date is less than the installment conversion price used in the applicable installment notice. These additional shares will be equal to the difference between the number of shares that would be delivered to Typenex at the time of the true-up date and the amount originally delivered.\

Notice of Default – on January 9, 2015, the Company received a Notice of Default from Typenex under the Convertible Promissory Note described in Note 12 above. In the letter, the noteholder described two major defaults where the Company failed to meet its obligations under the Typenex Note. The first default was triggered on December 16, 2014 related to a request from the noteholder to increase the number of shares reserved for issuance under the Typenex Note on the books of the Company’s transfer agent. The second default was triggered on December 27, 2014, when the Company failed to make its first installment payment of $61,888.89 according to the terms of the Typenex Note. Each default triggered a penalty of 115% of the then outstanding principal and accrued and unpaid interest and triggers the interest rate to 22%. As of January 9, 2015, the outstanding principal, accrued interest and accrued penalties on the Typenex Note was $239,483.61. On January 23, 2015, the Company satisfied its first default by instructing its transfer agent to reserve a total of 5,092 (50,925,000 pre-split) shares of common stock covering the potential conversion of the original principal value of the Typenex Note ($1,100,000) plus common shares issuable upon the exercise of warrants underlying the Typenex Note. On February 12, 2015, the Company received a notice from Typenex waiving the penalties on the December 16, 2014 default and waived $26,755.16 of penalties imposed on December 16, 2014. Under the terms of the Typenex Note, the Lenders Conversion Price will reset to 60% of the average of the three lowest closing bid prices of the Company’s common stock in the 20 days prior to conversion. During the quarter ended August 31, 2015, the Company re-evaluated the Notice of Default and determined that it had previously recorded a beneficial conversion feature incorrectly. The Company has computed a Derivative liability effective December 2014 and has corrected its statements as of February 28, 2015 to reflect this accounting treatment. As of February 28, 2015 and November 30, 2015, the Derivative Liability on the Typenex Note was $169,868 and $143,335, respectively.

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

Notice of Conversion – Between March 1, 2015 and August 31, 2015 the Company has received conversion notices from its noteholder on the Typenex Note to convert principal on the Typenex Note into shares of the Company’s Common Stock at a market price as defined by the Typenex Note. The table below lists the conversion activity and the shares of common stock issued pursuant to each conversion:

Date of Notice	Principal	Market Price*	Conversion Shares	True Up Shares	Total Shares Issued
March 2, 2015	$14,000	$0.071788	1,005	—	1,005
March 31, 2015	—	—	—	2,204	2,204
May 14, 2015	$15,000	$0.203395	2,098	953	3,051
August 10, 2015	$25,000	$0.139860	3,496	—	3,496
Total	$54,000		6,599	3,157	9,756

*Market Price as defined by the Typenex Note.

All shares and Market Price in the above table are stated to reflect the 10,000 to 1 reverse stock split.

At August 31, 2015 and February 28, 2015, convertible notes payable included the following:

	November 30, 2015	February 28, 2015
Outstanding principal balance on Typenex Note:	$77,500	$131,500
Unamortized original issue discount	(7,650)	(12,870)
Accrued interest	97,687	76,118
Net Convertible Notes Payable	$167,537	$194,748

14.	Promissory Note

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

Under this agreement, the purchasers will be purchasing units of one common share and two warrants to purchase common shares for $0.09 per unit, for a total of $600,000. The common shares have a par value of $0.001 per share. The warrants are exercisable for five years from the date of issuance and shall have an initial exercise price equal to $0.20. As a result of this agreement, the Company will issue 667 (6,666,667 pre-split) common shares and 1,333 (13,333,334 pre-split) warrants to the purchasers. On August 29, 2014 and September 17, 2014, the Company received gross proceeds of $100,000 and $500,000, respectively and has recorded financing fees of $18,000 and $52,000, related to this agreement. The Company has valued these warrants using the Black Scholes option pricing model and has recorded expense related to the issuance of these warrants totaling $552,500 during the year ended February 28, 2015.

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

16.	Corrections to Prior Financials As Filed

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

Item	Period	Net Loss	Earnings Per Share	Accumulated Deficit
Typenex Note	Year Ended February 28, 2015	205,522	(0.00)	205,522
Phoenix Bio Pharma	Year Ended February 28, 2015	5,514,189	(0.05)	7,166,667
Go Kush, Inc	Year Ended February 28, 2015	141,800	(0.00)	154,800
Accounts Payable	Year Ended February 28, 2015	157,167	(0.00)	165,000
Amendment to Amortisation	Year Ended February 28, 2015	(642,654)
Total	Year Ended February 28, 2015	5,376,024	(0.06)	7,691,989

Change in Derivative value	Three months ended May 31, 2015	(66,515)	(0.00)	(66,515)

17.	Subsequent Events

Common Share Cancellation and Preferred Share Issue: On November 4, 2015, Phoenix Bio Pharmaceuticals Corporation’s offer to exchange 27,600 common shares for 2,000,000 Series B Preferred shares was accepted and 27,600 common shares were cancelled.

Common Share Issue: On November 5, 2015 Cede & Co were issued 1,941 common shares to rectify a mistake that had been made when the share split was performed.

Common Share Cancellation and Preferred Share Issue: On February 18, 2016, 667 common shares issued to YP Holdings, LLC pursuant to a securities purchase agreement were cancelled in exchange for 1,000,000 Series C Preferred shares. YP Holdings LLC then converted 2,000 of the preferred shares to common shares which were issued by the Company.

Convertible Note Agreement: On or about January 25, 2016, the Company entered into an Amendment No. 1 to the Convertible Promissory Note executed by and between the Company and CV Sciences, Inc (FKA Cannavest Corp. and referred to herein as “CVS”) dated December 23, 2014 (the “Note”), whereby the company and CVS agreed to terminate the Note upon the Company’s return of five containers of raw hemp oil to CVS. On or about June 1, 2016, the Company returned the entirety of the raw hemp oil to CVS, and the Note and all rights and obligations thereunder would deemed fully satisfied.

Change of Auditor: On September 21, 2016, the registrant dismissed Fruci & Associates II, PLLC as their registered independent public accountant. On September 21, 2016, the Company’s Board of Directors approved the engagement of BMKR, LLP to provide auditing services on a prospective basis, and to perform a full audit of the Company’s books and records for the years ended February 29, 2016, February 28, 2017 and February 28, 2018.

Change of Name: On March 8, 2017, the Company filed an Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada. As a result of the Amendment, the Company has changed its name with the State of Nevada from MediJane Holdings, Inc. to Stem Bioscience, Inc.

Change of Name: On May 31, 2018, the Company filed an Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada. As a result of the Amendment, the Company has changed its name with the State of Nevada from Stem Bioscience, Inc. to Phoenix Life Science International Limited. On November 2, 2018 the symbol changed from MJMD to PLSI.

Merger: Pursuant to the Agreement and Plan of Merger, dated as of September 18, 2018 as (The “Merger Plan” by and between Phoenix Life Sciences International Limited, a Nevada Corporation (the “Company”) and Phoenix Life Sciences International Limited, a Canadian Corporation (“PLSI CA”), the Company completed its merger with PLSI CA, with the Company as the surviving entity.

Consolidation of Activities: On September 18, 2018, the Company’s Board of Directors announced the finalized consolidation activities of Phoenix Life Sciences International Limited with Stem Biosciences, Inc., Blue Dragon Ventures, and the MediJane Brand, and that the Company’s common stock would trade publicly under the symbol MJMD, subsequently on November 2, 2018 this changed to PLSI.

Cancellation of Pref B Shares: On September 21, 2018, the Company announced it had obtained consent from the holder, Phoenix Bio Pharmaceuticals Corporation for the cancellation of 2,000,000 Preferred Series B shares in the Company in connection with the restructure of the Company and merger with Phoenix Life Sciences International Limited, a Canadian Corporation.

Resignation of Director: On September 22, 2018, the Company’s Board of Directors accepted the resignation of Russell Stone from his position as a Director.

Convertible Note retired: On or about June 24, 2014, the Company entered into a Convertible Promissory Note with a face value of $1,105,000 (the “Note”) by and between the Company and Typenex Co-Investment, LLC (“Typenex”). On or about April 19, 2018, the Phoenix Life Sciences International Ltd, a Canadian Corporation (“PLSI CA”) acquired the entirety of the Notes outstanding principal and interest balance from Typenex. Upon the completion of the merger, that Note was conveyed to the Company.

Cancellation of Warrants: On September 22, 2018, the Company’s Board of Directors resolved to deem the acquired Notes principal balance satisfied, and to terminate the Note and any and all rights and obligations arising thereunder, including without limitation the cancellation of all Warrants issued to Typenex under the Note.

Issuance of Common Stock: On September 24, 2018, the Company issued 30,502,375 shares of common stock bearing the restricted legend without registration (the “Issued Shares”). Of these, 29,802,375 shares were issued in reliance on Rule 802 under the Securities Act in a 1:1 share exchange related to the merger of PLSI CA and the company as described above, and 700,000 shares were issued as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act. All of the Issued Shares were issued in private transactions, and the company received no proceeds from the Issued Shares.

Appointment of Directors: On October 3, 2018, the following persons were appointed to the Board of the Company, Stephen Cornford, Martin Tindall as Chief Executive Officer, Janelle Marsden as Managing Director and Geoffrey Boynton as Chief Financial Officer. Lewis “Spike” Humer stepped down from his executive role but remains a Director.

Issuance of Stock for Services: On October 03, 2018, the Company agreed to issue 48,000 shares of restricted common stock to KHAOS Media Group as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act for services previously rendered and invoiced between March and December 2014.

Change of Symbol: On November 2, 2018, FINRA confirmed the name change and change of symbol to “PLSI”

Retirement of Preferred Stock: On November 9, 2018, the Company announced that 2,000,000 Series C Preferred Stock had been cancelled and all convertible debt had been retired. There was no outstanding preferred stock on issue as at this day.

Issuance of Common Stock: On December 4, 2018, the Company issued 229,600 common shares as part of settlement agreements.

Issuance of Common Stock: On December 17, 2018, the Company issued 675,028 common shares which included 191,668 common shares as part of settlement agreements and 483,360 common shares issued as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act.

Issuance of Common Stock: On January 11, 2019, the Company issued 500,600 common shares to YP Holding, LLC. as part of a settlement agreement.

Issuance of Common Stock: On January 15, 2019 the Company issued 54,580 common shares which included 53,500 common shares as part of settlement agreements and 1,080 common shares issued as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act

Appointment of a Director: On February 20, 2019 the Board of the Company appointed Michael Gobel, who has long and distinguished career in corporate finance in Australia, as a non-executive Director.

Issuance of Common Stock: On February 26, 2019 the Company issued 315,928 common share which included 5,460 common shares as part of settlement agreements, 126,750 common shares issued as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act and 183,718 for cash consideration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Subsequently, on May 31, 2018, the Company filed an Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada. As a result of the Amendment, the Company has changed its name with the State of Nevada from Stem Bioscience, Inc. to Phoenix Life Science International Limited. The name change became effective with the Over-the-Counter Bulletin Board on November 2, 2018 with the symbol changing to “PLSI”.

After the change of control on February 27, 2014, the Company became a medical delivery systems company with a pharmaceutical approach to cannabinoid treatment of various illnesses with medical marijuana.

Recent Developments

With the merger by and between Phoenix Life Sciences International Limited, a Nevada Corporation (the “Company”) and Phoenix Life Sciences International Limited, a Canadian Corporation (“PLSI CA”), whereby the Company completed its merger with PLSI CA on September 18, 2018, with the Company as the surviving entity, the Company will continue to pursue a pharmaceutical approach to cannabinoid treatment of various illnesses with medical marijuana.

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

Revenues for the three months ended November 30, 2015 and 2014 were $0 and $17,936, respectively. Cost of sales for the three months ended November 30, 2015 and 2014 were $0 and $9,144, respectively. Revenues for the nine months ended November 30, 2015 and 2014 were $18,410 and $20,716 respectively. Cost of Sales for the nine months ended November 30, 2015 and 2014 were $5,933 and $10,694 respectively. Revenues and related expenses were primarily from sale of CBD products.

Amortization expense for the three ended November 30, 2015 and 2014 were $0 and 650,250. Amortization expense for the nine months ended November 30, 2015 and 2014 were $0 and $650,250 respectively. Amortization expenses relates to a license agreement.

Product development expense for the three ended November 30, 2015 and 2014 were $0 and 65,365. Product development expenses for the nine months ended November 30, 2015 and 2014 were $100,000 and $80,356 respectively. Product development expenses in the 2014 period represent payments to Phoenix Bio Pharm for the product development of branded products of the Company.

Sales and marketing expenses for the three months ended November 30, 2015 and 2014 were $200 and $51,788 respectively. Sales and marketing expenses for the nine months ended November 30, 2015 and 2014 were $14,545 and $199,710, respectively. The decrease in sales and marketing expenses in the 2015 period are due primarily to activity in the 2014 period to grow the Company’s sales organization. During the 2015 period, sales and marketing expenses represent continued efforts to promote the Company’s products.

Operations expenses for the three months ended November 30, 2015 and 2014 were $1,304 and $46,162, respectively Operations expenses for the nine months ended November 30, 2015 and 2014 were $3,049 and $146,399, respectively. The decrease in operating expenses during the 2015 period are due to reduced activities due to limited funded. During the 2015 period, operations expenses represent continued efforts to support the Company’s selling organization.

General and administrative expenses for the three months ended November 30, 2015 and 2014 were $1,147 and $109,419, respectively. General and administrative expenses for the nine months ended November 30, 2015 and 2014 were $31,615 and $168,450. General and administrative expenses generally include costs for running the Company’s administrative office.

Professional fees for the three months ended November 30, 2015 and 2014 were $93,503 and $266,216, respectively. Professional fees for the nine months ended November 30, 2015 and 2014 were $311,220 and $437,945, respectively. Professional fees consist of cost of financing, legal, accounting, consulting and advisory services. Included in professional fees during the nine months ended November 30, 2015 are $100,000 of non-cash expenses related to consulting fees paid in stock.

Lease operating expenses for the three months ended November 30, 2015 and 2014 were $0 and $11,685. Lease operating expenses for the nine months ended November 30, 2015 and 2014 were $7,500 and $26,685, respectively.

Other income and expenses for the three months ended November 30, 2015 and 2014 were net expense of $63,897 and $5,812, respectively. Other income and expense for the nine ended November 30, 2015 and 2014 were net expense of $107,386 and $562,793, respectively. The decrease in other income and expenses in the 2015 periods from the 2014 periods are due to non-cash expenses related to the issuance of warrants on convertible securities during the 2014 periods totaling $554,413.

Net loss for the three months ended November 30, 2015 and 2014 were $160,056 and $1,197,896, respectively. Net loss for the nine ended November 30, 2015 and 2014 were $563,246 and $2,262,566, respectively.

Net gain from discontinued operations for the nine months ended November 30, 2014 was $722.

Liquidity and Capital Resources

At November 30, 2015, the Company had a cash balance of $2,425 compared with $9,400 at February 28, 2015. The decrease in cash was cash used for operating expenses as described above.

Cash flow from Operating Activities. During the nine months ended November 30, 2015, the Company used $183,666 in cash for operating activities for its current operations.

Cash flow from Investing Activities. During the nine months ended November 30, 2015, the Company received $8,770 for investing activities. Cash Flows from investing activities in the period ended November 30, 2015 represents partial repayment of the Company’s loan to its affiliate Phoenix Pharms Capital Corporation.

Cash flow from Financing Activities. During the nine months ended November 30, 2015, the Company received $42,350 from the issuance of convertible promissory notes $125,571 from related parties. During the nine months ended November 30, 2014, the Company received proceeds of $375,925 from the sale of its common stock, $135,000 from the issuance of convertible promissory notes payable, and $600,000 from a securities purchase agreement.

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

Item 4. Controls and Procedures

During the period ended November 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of November 30, 2014. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of November 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Between March 1, 2015 and November 30, 2015, the Company issued 9,756 (97,560,000 pre-split) shares of common stock to Typenex from the conversion of the total principal amount of $54,000 under a Convertible Notes Agreement and 3,157 (31,575,175 pre-split) shares of common stock to Typenex related to true up notices received from the noteholder.

On November 14, 2015 Phoenix Bio Pharm returned 27,600 (276,000,000 pre-split) shares of common stock to the Company to hold in safekeeping for an exchange into 2,000,000 shares of preferred stock. On November 4, 2015 27,600 common shares were cancelled in exchange for 2,000,000 Series B Preferred shares.

On September 24, 2015, CannaVest presented a conversion notice (the “Notice”) to the Company whereby they requested conversion of $42,350.30 in principle on the CannaVest Note at a conversion price of $0.001 per share. On October 15, 2015, the Company issued 4,236 (42,350,300 pre-split) shares of common stock to CannaVest pursuant to the Notice.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibit
Exhibit 31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

/s/ Martin H. Tindall	Dated April 15, 2019
Martin H. Tindall
Chief Executive Officer

/s/ Geoffrey K. Boynton	Dated April 15, 2019
Geoffrey K. Boynton
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Lewis “Spike” Humer	Dated April 15, 2019
Lewis “Spike” Humer
Director

/s/ Martin H. Tindall	Dated April 15, 2019
Martin H. Tindall
Director and Chief Executive Officer