Form 10-Q
period 2016-05-31
Phoenix Life Sciences International Limited.
filed 2019-04-17
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2019
Common Stock, $0.001 par value per share	32,584,582 shares

Phoenix Life Sciences International Limited

FORM 10-Q

For the Quarter Ended May 31, 2016

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

Except as otherwise indicated by the context, references in this report to “we”, “us” “our” and “the Company” are references to Phoenix Life Sciences International Limited.

Phoenix Life Sciences International Limited

Consolidated Balance Sheets

	May 31, 2016 $	February 29, 2016 $
	Unaudited	Audited
ASSETS

Cash	5,392	7,591
Notes receivable, related party	239,852	249,352
Total Current Assets	245,244	256,943

Total Assets	245,244	256,943

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	503,253	512,642
Due to related parties	267,219	267,219
Current Liabilities	770,472	779,861
Convertible notes payable, net	281,437	193,306
Derivative liability	422,155	397,512
Total Liabilities	1,474,064	1,370,679

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 1,000,000,000 common shares, par value of $0.001 per share
Issued and outstanding: 28,245 and 25,845 common shares, respectively	28	26
Issued and outstanding Preferred shares
Series B – 2,000,000	200	200
Series C – 995,600 and 998,000, respectively	100	100

Additional paid-in capital	17,704,975	17,704,977

Accumulated deficit during the development stage	(18,934,123)	(18,819,039)
Total Stockholders’ Equity (Deficit)	(1,228,820)	(1,113,736)
Total Liabilities and Stockholders’ Equity	245,244	256,943

(The accompanying notes are an integral part of these financial statements)

Phoenix Life Sciences International Limited

Consolidated Statements of Operations - Unaudited

	Three Months Ended
	May 31, 2016	May 31, 2015
Income Statement		restated
Revenues	$—	$2,435
Cost of Sales	—	898
Gross Profit	—	1,537

Operating expenses
Product development expense	—	30,000
Sales and marketing expenses	—	8,447
Operations expense	—	1,745
General and administrative	1,980	15,388
Professional fees	330	138,275
Lease operating expenses	—	7,500
Total operating expenses	2,310	201,355
Loss before other expenses	(2,310)	(199,818)

Other income (expense)
Interest Income		1,113
Interest Expense	(85,696)	(41,181)
Discount Amortization	(2,435)	(46,049)
Gain (loss) on derivative liability	(24,643)	66,515
Total other expense	(112,774)	(19,602)
Net loss	(115,084)	(219,420)

Basic and diluted loss per common share:
Income (loss) from continuing operations	(4.09)	(0.00)
Basic and diluted loss per common share	$(4.09)	$(0.00)
Weighted average shares outstanding - basic and diluted	28,167	391,408,944

(The accompanying notes are an integral part of these financial statements)

Phoenix Life Sciences International Limited

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	May 31, 2016	May 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(115,084)	$(219,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,435	—
Non-cash amortization of discount on convertible notes payable	—	46,049
Non-cash interest expense on convertible notes payable	85,696	41,181
Non-cash stock option compensation	—	—
Non-cash (gain) on derivative liability	24,643	(66,515)
Changes in operating assets and liabilities:
Accounts receivable	—	2,187
Inventory	—	5,821
Accounts payable and accruals	(9,389)	117,835

Net Cash provided by (used for) operating activities	(11,699)	(72,862)

CASH FLOWS FROM INVESTING ACTIVITIES:

Related party notes receivable	9,500	8,907
Net Cash Used in Investing Activities	9,500	8,907

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable		—
Due to related parties	—	60,000
Net Cash Provided By Financing Activities	—	60,000
Increase (Decrease) in Cash - continuing operations	(2,199)	(3,955)
Cash - Beginning of Period - continuing operations	7,591	9,400
Cash - End of Period - continuing operations	$5,392	$5,445

Supplemental disclosures
Interest paid	—	—
Income tax paid	9,389	—
Non-cash issuance of stock for consulting agreements	—	—
Non-cash issuance of stock for distribution agreement	—	—

Non-cash issuance of stock for conversion of debt	—	29,000

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

In May 2018 the Company again changed its name to Phoenix Life Sciences International Limited. A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on May 31, 2018. The name change was accepted by FINRA and became effective with the Over-the-Counter Bulletin Board on November 2, 2018 with the trading symbol “PLSI”.

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

The Company follows the accounting guidance outlines in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-K required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed here in, there have been no material change in the information disclosed in the notes to the financial statements for the year ended February 29, 2016 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2019. The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consistent with normal re-occurring adjustments, have been made. Operating results for three months ended May 31, 2016 are not necessarily indicative results that may be expected for the year ended February 28, 2017.

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

Basis of Consolidation – The consolidated financial statements include the accounts of Phoenix Life Sciences International Limited and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

On March 17, 2014, MediHoldings, Inc (“MediHoldings”), a Colorado corporation, was formed as a wholly owned subsidiary of the Company. On June 27, 2014, MediSales (CA), Inc. (“MediSales”), a California corporation, was formed as a wholly owned subsidiary of the Company. These companies have not traded and are inactive.

Stock Split – on October 21, 2015 the Company’s Board of Directors declared a One for 10,000 reverse stock split on its common stock as of a record date of October 22, 2015. The effect of the stock split decreased the number of shares of common stock outstanding from 501,242,594 to 50,125. All common share and per common share data in these financial statements and related notes here to have been retroactively adjusted to account for the effect of the stock split for all periods presented. The total number of authorized common shares on the par value thereof was not changed by the split.

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

Cash and cash equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At May 31, 2016 and February 28, 2016, the Company did not hold any cash equivalents.

Accounts receivable – Accounts receivable consists of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts receivable are carried at the original invoice amount less a reserve for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

Basic and Diluted Net Loss per Share – The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 28, 2016 and May 31, 2016, the Company had no outstanding stock options. At May 31, 2016 and 2015, the Company had did not have potentially dilutive shares outstanding.

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

Level 2 – Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

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

Comprehensive Loss – ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2016 and 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of May 31, 2016.

4.	Intangible Assets

Effective September 1, 2014, the Company changed its method of computing amortization from a sales percentage method to the straight-line method for the intangible assets. An assessment of useful life and/or discounted cash flow of the intangible asset is made and where the value is overstated the value is impaired.

5.	Income Taxes

The deferred tax assets or liabilities represent the future tax benefits or cost of those differences. The Company’s principal deferred tax items arise from net operating losses. Net operating losses approximate $18,947,000 which expire in the years 2030 through 2037. The net operating loss results in a deferred tax asset of $2,842,000. As future earnings are uncertain, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

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

The Company has no unrecognized tax benefits at February 29, 2016. The Company’s income tax returns are subject to examination by federal and state tax authorities. Due to the failure to file its tax returns, all prior tax years are open to examination. The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the balance sheet. There were no interest and penalties paid or accrued during the years ended February 29, 2016.

6.	CV Sciences, Inc. FKA CannaVest Corp.

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

It was determined that the remaining inventory should be written off as at February 29, 2016.

7.	Subsidiary Companies

On March 17, 2014, MediHoldings, Inc. (“MediHoldings”), a Colorado corporation, was formed as a wholly-owned subsidiary of the Company.

On June 27, 2014, MediSales (CA), Inc. (“MediSales”), a California corporation, was formed as a wholly-owned subsidiary of the Company.

Both these subsidiaries as at May 31, 2016 had not traded and were inactive.

8.	Related Party Transactions

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

Kronos International Investments Ltd. (“Kronos”)

Sublease Agreement: Effective March 1, 2014, the Company entered into a Sublease Agreement with Kronos for a four (4) year term. Kronos’s CEO, Martin Tindall also provides advisory services to the Company. The monthly sublease rent is $2,500 per month. During the year ended February 29, 2016, the Company paid Kronos $7,500 in rent expense, and had previously paid security deposit of $1,250. In June 2015, the sublease was cancelled and the security deposit of $1,250 was offset against amounts owed to Kronos for advisory service fees. No payments were made to Kronos for the period March 1, 2016 and May 31, 2016.

Advisory Services: Effective March 1, 2014, the Company engaged Kronos to provide Advisory Services for a monthly retainer fee of $10,000 per month. The advisory services include and are not limited to accounting and corporate compliance, business development and strategic planning services, corporate advisory and operational oversight. For the year March 1, 2015 and February 29, 2016, expenses related to the Advisory Services were $120,000. There were no payments made for the period March 1, 2016 and May 31, 2016.

Phoenix Pharms Capital Corporation (“Phoenix Pharms”)

Related Party Loan: On September 18, 2014, the Company advanced Phoenix Pharms a total of $85,000 as a short term loan. The loan bears a simple interest rate of 8% and was due and payable on May 31, 2014. As of February 28, 2016, the Company has received principal payments totaling $26,425 including cash payment of $15,900, and expense offset $10,525. As of February 28, 2016, accrued interest on this loan is $2,687. As of May 31, 2016, the outstanding balance due the Company on this related party loan is $43,992.

Russell Stone: Mr. Russell Stone, the Company’s Chief Operating Officer, holds approximately 14% of the outstanding common shares of Phoenix Pharms Capital Corporation indirectly through a trust.

Lewis “Spike” Humer:

Mr. Humer, the interim Chief Executive officer and a director of the Company, serves as CEO and a director of Phoenix Bio Pharmaceuticals and CEO and a director of Phoenix Pharms Capital Corporation. As of August 2014, the Company began paying Mr. Humer a consulting fee of $1,500 per week. As of February 28, 2015, the Company has paid Mr. Humer $19,000 and has accrued a related party payable to Mr. Humer of $27,000. During the year from March 1, 2015 to February 29, 2016, a further $81,000 was accrued to Mr. Humer. There were no further accruals from March 1, 2016 to May 31, 2016.

9.	Common Stock

The Company has authorized 990,000,000 shares of its common stock, $0.001 par value. On February 29, 2016 there were 25,845 shares of common stock on issue.

On March 4, 2016, YP Holdings LLC converted 2,400 series C preferred stock to 2,400 shares of common stock.

As at May 31, 2016, there were 28,245 shares of common stock issued and outstanding.

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

As at February 28, 2016, Phoenix Bio Pharmaceuticals Corporation had been issued 2,000,000 Series B Preferred Shares. YP Holdings, LLC had been issued 1,000,000 Series C Preferred Shares. but had converted 2,000 into common shares and therefore owned 998,000 Series C Preferred Shares.

On March 4, 2016, YP Holdings, LLC converted 2,400 series C preferred stock to 2,400 shares of common stock.

As at May 31, 2016, Phoenix Bio Pharmaceuticals Corporation held 2,000,000 Series B Preferred Shares. YP Holdings, LLC had been issued 1,000,000 Series C Preferred Shares. but had converted 4,400 into common shares and therefore held 995,600 Series C Preferred Shares.

11.	Common Stock Options

As at May 31, 2016 and February 29, 2016 there were no common stock options on issue.

12.	Convertible Promissory Note

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

Notice of Conversion – Between February 28, 2016 and May 31, 2016, the Company has received no further conversion notices from its noteholder on the Typenex Note to convert principal on the Typenex Note into shares of the Company’s Common Stock at a market price as defined by the Typenex Note.

13.	Securities Purchase Agreement

On September 17, 2014, the Company entered into a securities purchase agreement with YP Holdings, LLC.  YP Holdings, LLC has no material relationship with the Company other than with respect to this agreement.

Under this agreement, the purchasers will be purchasing units of one common share and two warrants to purchase common shares for $0.09 per unit, for a total of $600,000.  The common shares have a par value of $0.001 per share.  The warrants are exercisable for five years from the date of issuance and shall have an initial exercise price equal to $0.20.  As a result of this agreement, the Company issued 667 (6,666,667 pre-split) common shares and 1,333 (13,333,333 pre-split) warrants to the purchasers. On August 29, 2014 and September 17, 2014, the Company received gross proceeds of $100,000 and $500,000, respectively and has recorded financing fees of $18,000 and $52,000, related to this agreement.

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

Additionally, on September 16, 2014, the Company issued warrants to purchase 53 (533,333 pre-split) common shares to consultants for services rendered. The warrants expire five years from the date of issuance and are exercisable for $0.20 per share. The Company has valued these warrants using the Black Scholes option pricing model and has recorded expense related to the issuance of these warrants totaling $104,578 during the quarter ended May 31, 2014.

14.	Subsequent Events

On September 15, 2016, Typenex Co-Investment, LLC exercised part of their warrant and were issued 2,822 shares of common stock.

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

After the change of control on February 27, 2014, the Company became a medical delivery systems company with a pharmaceutical approach to cannabinoid treatment of various illnesses with medical cannabis, currently being launched in Colorado and California.

Recent Developments

With the merger by and between Phoenix Life Sciences International Limited, a Nevada Corporation (the “Company”) and Phoenix Life Sciences International Limited, a Canadian Corporation (“PLSI CA”), whereby the Company completed its merger with PLSI CA on September 18, 2018, with the Company as the surviving entity, the Company will continue to pursue a pharmaceutical approach to cannabinoid treatment of various illnesses with medical cannabis.

On October 10, 2018, the Company announced it had received approval from the Vanuatu Investment Promotion Authority (VIPA) to establish operations in the Republic of Vanuatu and manufacture botanical pharmaceutical products.

Consolidated Results of Operations

On March 1, 2014, the Company discontinued its previous operations as an oil and gas enterprise to pursue its new operations as a medical cannabis sales and distribution company. The results of operations for the three ended May 31, 2016 represent results of the business.

Revenue for the three months ended May 31, 2016 and 2015 was $0 and $2,435 respectively.

Decrease due to reduced operations due to limited funds.

Cost of Sales for the three months ended May 31, 2016 and 2015 was $0 and $898.

Product development expense for the three months ended May 31, 2016 and 2015 was $0 and $30,000 respectively. Payment in 2015 was to a consultant.

Sales and marketing expenses for the three months ended May 31, 2016 and 2015 were $0 and $8,447. Sales and marketing expenses have been curtailed due to the lack of funds.

Operations expenses for the three months ended May 31, 2016 and 2015 were $0 and $1,745 respectively.

General and administrative expenses for the three months ended May 31, 2016 and 2015 were $1,980 and $15,388 respectively. General and administrative expenses generally include costs for running the company’s administrative office and have been reduced to a minimum in current year.

Professional fees for the three months ended May 31, 2016 and 2015 were $330 and $138,275 respectively. Professional fees consist of cost of financing, legal, accounting, consulting and advisory services with expenditure on professional services cut to a minimum.

Lease operating expenses for the three months ended May 31, 2016 and 2015 were $0 and $7,500 respectively. Property was vacated in 2015.

Other income and expenses for the three ended May 31, 2016 and 2015 were net expenses of $112,773 and $19,602 respectively, for interest, amortization of a convertible note and loss on a derivative liability.

Net loss for the three ended May 31, 2016 were $115,084 compared to $219,420 for three months to May 31, 2015 with the reduced loss due to contract of operations.

Liquidity and Capital Resources

At May 31, 2016, the Company had a cash balance of $5,392 compared with $7,591 at February 28, 2016. The decrease in cash was cash used for operating expenses as described above partially offset by repayment of some of a note payable by a related party.

Cash flow from Operating Activities. During the three months ended May 31, 2016, the Company used $11,699 in cash for operating activities for its current operations. During the three months ended May 31, 2015, the Company used $72,862 for operating activities.

Cash flow from Investing Activities. During the three months ended May 31, 2016 and May 31, 2015, the Company received $9,500 and $8,907 for investing activities. Cash Flows from investing activities in the period ended May 31, 2016 represents partial repayment of the Company’s loan with its affiliate Phoenix Pharms Capital Corporation.

Cash flow from Financing Activities. During the three months ended May 31, 2016 and 2015 , the Company received proceeds of $0 and $60,000 respectively.

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

Item 4. Controls and Procedures

During the period ended May 31, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2016. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of May 31, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.

Legal proceedings

Except as disclosed below, the Company, is not involved in any material active or pending legal proceedings. The Company has entered into settlement agreements with all known potential or asserted claims. The Company is currently involved in two disputes relating to deposits being due on proposed property purchases. The attorneys representing the Company in Vanuatu maintain that the claims are spurious, as the related contracts were never validly executed and at no time were unconditional, negating any obligation by the Company to pay the deposit. As at the date of this filing, the Company has moved to dismiss both claims, and is confident that the matters will be resolved in its favor.

Item 1A.	Risk Factors Not applicable for smaller reporting companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Between March 1, 2016 and May 31, 2016, 2,400 shares of common stock were issued pursuant to conversion of 2,400 Series C Preferred stock.

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

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

/s/Martin H. Tindall	Dated April 15, 2019
Martin H. Tindall
Chief Executive Officer

/s/Geoffrey K. Boynton	Dated April 15, 2019
Geoffrey K. Boynton
Chief Financial Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Martin H. Tindall	Dated April 15, 2019
Martin H. Tindall
Chief Executive Officer
Director