Form 10-Q
period 2016-08-31
Phoenix Life Sciences International Limited.
filed 2019-04-18
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2016

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

For the Quarter Ended August 31, 2016

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

Item 1. Financial Statements

Phoenix Life Sciences International Limited

Consolidated Balance Sheets

	August 31, 2016 $	February 29, 2016 $
	Unaudited	Audited
ASSETS

Cash	2,519	7,591
Notes receivable, related party	238,252	249,352
Total Current Assets	240,771	256,943
Total Assets	240,771	256,943

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	500,053	512,642
Due to related parties	267,219	267,219
Current Liabilities	767,272	779,861

Convertible notes payable, net	297,708	193,306
Derivative liability	243,579	397,512
Total Liabilities	1,308,559	1,370,679

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 990,000,000 common shares, par value of $0.001 per share
Issued and outstanding: 28,245 and 25,845 common shares, respectively	28	26
Issued and outstanding Preferred shares Series B – 2,000,000	200	200
Series C – 995,600 and 998,000 respectively	100	100

Additional paid-in capital	17,704,975	17,704,977

Accumulated deficit during the development stage	(18,773,091)	(18,819,039)
Total Stockholders’ Equity (Deficit)	(1,067,788)	(1,113,736)
Total Liabilities and Stockholders’ Equity	240,771	256,943

(The accompanying notes are an integral part of these financial statements)

Phoenix Life Sciences International Limited

Consolidated Statements of Operations - Unaudited

	Three Months Ended		Six Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Income Statement		restated		restated
Revenues	$—	$15,975	$—	$18,410
Cost of Sales	—	5,035	—	5,933
Gross Profit	—	10,940	—	12,477

Operating expenses
Product development expense	—	70,000	—	100,000
Sales and marketing expenses	—	6,306	—	14,345
Operations expense	—	—	—	1,745
General and administrative	1,273	15,080	3,253	30,876
Professional fees		79,437	330	217,712
Lease operating expenses	—	—	—	7,500
Total operating expenses	1,273	170,823	3,583	372,178
Loss before other expenses	(1,273)	(159,883)	(3,583)	(359,701)

Other income (expense)
Interest Income	—	980	—	2,093
Interest Expense	(16,271)	(41,024)	(101,967)	(86,140)
Debt Issue costs	—	(7,830)	—	(7,830)
Discount Amortization	—	—	(2,435)	(46,049)
Gain (loss) on derivative liability	178,576	28,022	153,933	94,537
Total other income (expense)	162,305	(19,852)	49,531	(43,389)
Net profit (loss)	161,031	(179,735)	45,948	(403,090)

Basic and diluted loss per common share:
Income (loss) from continuing operations	5.70	(0.00)	1.63	(0.00)
Basic and diluted loss per common share	$5.70	$0	$1.63	$(0.00)
Weighted average shares outstanding - basic and diluted	28,245	258,030,222	28,206	364,290,048

(The accompanying notes are an integral part of these financial statements)

Phoenix Life Sciences International Limited

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	August 31, 2016	August 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$45,948	$(403,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash amortization of discount on convertible notes payable	2,435	46,049
Non-cash interest expense on convertible notes payable	101,967	86,140
Non-cash stock option compensation	—	—
Non-cash loss (gain) on derivative liability	(153,933)	(94,537)

Changes in operating assets and liabilities:
Accounts receivable	—	2,300
Deposit		1,250
Inventory	—	5,933
Accounts payable and accruals	(12,589)	226,871
Net Cash provided by (used for) operating activities	(16,172)	(129,084)

CASH FLOWS FROM INVESTING ACTIVITIES:

Related party notes receivable	11,100	8,907
Net Cash provided by (used in) Investing Activities	11,100	8,907

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable		—
Due to related parties	—	111,250
Net Cash Provided By Financing Activities	—	111,250
Increase (Decrease) in Cash - continuing operations	(5,072)	(8,927)
Cash - Beginning of Period - continuing operations	7,591	9,400
Cash - End of Period - continuing operations	$2,519	$473

Supplemental disclosures
Interest paid	—	—
Income tax paid	12,589	—
Non-cash issuance of stock for consulting agreements	—	—
Non-cash issuance of stock for distribution agreement	—	—
Non-cash issuance of stock for conversion of debt	—	29,000

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

The Company follows the accounting guidance outlines in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-K required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed here in, there have been no material change in the information disclosed in the notes to the financial statements for the year ended February 29, 2016 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2019. The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consistent with normal re-occurring adjustments, have been made. Operating results for three months ended August 31, 2016 are not necessarily indicative results that may be expected for the year ended February 28, 2017.

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

Cash and cash equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At August 31, 2016 and February 28, 2016, the Company did not hold any cash equivalents.

Accounts receivable – Accounts receivable consists of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts receivable are carried at the original invoice amount less a reserve for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

Basic and Diluted Net Loss per Share – The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 28, 2016 and August 31, 2016, the Company had no outstanding stock options. At August 31, 2016 and 2015, the Company had did not have potentially dilutive shares outstanding.

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

Comprehensive Loss – ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2016 and 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

 A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of August 31, 2016.

4.	Intangible Assets

Effective September 1, 2014, the Company changed its method of computing amortization from a sales percentage method to the straight-line method for the intangible assets. An assessment of useful life and / or discounted cash flow of the intangible asset is made and where the value is overstated the value is impaired.

5.	Income Taxes

The deferred tax assets or liabilities represent the future tax benefits or cost of those differences. The Company’s principal deferred tax items arise from net operating losses. Net operating losses approximate $18,800,000 which expire in the years 2030 through 2037. The net operating loss results in a deferred tax asset of $2,820,000. As future earnings are uncertain, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

The Company is required to evaluate the tax positions taken in the course of preparing its tax returns to determine whether tax positions are “more likely than not” of being sustained by the applicable tax authority. “More likely than not” is defined as greater than a 50% chance. The Company is delinquent on nearly all of its tax filings. As a result, there are presently no uncertain tax position and no reserves for uncertain tax positions.

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

Both these subsidiaries as at August 31, 2016 had not traded and were inactive.

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

Kronos International Investments Ltd. (“Kronos”)

Sublease Agreement: Effective March 1, 2014, the Company entered into a Sublease Agreement with Kronos for a four (4) year term. Kronos’s CEO, Martin Tindall also provides advisory services to the Company. The monthly sublease rent is $2,500 per month. During the year ended February 29, 2016, the Company paid Kronos $7,500 in rent expense, and had previously paid security deposit of $1,250. In June 2015, the sublease was cancelled and the security deposit of $1,250 was offset against amounts owed to Kronos for advisory service fees. No payments were made to Kronos for the period March 1, 2016 and August 31, 2016.

Advisory Services: Effective March 1, 2014, the Company engaged Kronos to provide Advisory Services for a monthly retainer fee of $10,000 per month. The advisory services include and are not limited to accounting and corporate compliance, business development and strategic planning services, corporate advisory and operational oversight. For the year March 1, 2015 and February 29, 2016, expenses related to the Advisory Services were $120,000. There were no payments made for the period March 1, 2016 and August 31, 2016.

Phoenix Pharms Capital Corporation (“Phoenix Pharms”)

Related Party Loan: On September 18, 2014, the Company advanced Phoenix Pharms a total of $85,000 as a short term loan. The loan bears a simple interest rate of 8% and was due and payable on May 31, 2014. As of February 28, 2016, the Company has received principal payments totaling $26,425 including cash payment of $15,900, and expense offset $10,525. As of February 28, 2016, accrued interest on this loan is $2,687. As of August 31, 2016, the outstanding balance due the Company on this related party loan is $42,392.

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

As at August 31, 2016, there were 28,245 shares of common stock issued and outstanding.

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

On March 4, 2016, YP Holdings, LLC converted 2,400 series C preferred stock to 2,400 shares of common stock.

As at August 31, 2016, Phoenix Bio Pharmaceuticals Corporation held 2,000,000 Series B Preferred Shares. YP Holdings, LLC had been issued 1,000,000 Series C Preferred Shares. but had converted 4,400 into common shares and therefore held 995,600 Series C Preferred Shares.

11.	Common Stock Options

As at August 31, 2016 and February 29, 2016 there were no common stock options on issue.

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

Notice of Conversion – Between February 28, 2016 and August 31, 2016, the Company has received no further conversion notices from its noteholder on the Typenex Note to convert principal on the Typenex Note into shares of the Company’s Common Stock at a market price as defined by the Typenex Note.

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

On November 2, 2018, FINRA confirmed the name change and change of symbol to “PLSI”.

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

On February 26, 2019 the Company issued 315,928 common shares which included 5,460 common shares as part of settlement agreements, 126,750 common shares issued as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act and 183,718 for cash consideration.

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

Consolidated Results of Operations

The results of the business as a medical cannabis sales and distribution company for the three months and six months ended August 31, 2016.

Revenue for the three months ended August 31, 2016 and 2015 was $0 and $15,975 respectively. Revenues for the six months ended August 31, 2016 and 2015 were $0 and $18,410. Revenues and related expenses were primarily from sale of CBD products.

Cost of Sales for the three months ended August 31, 2016 and 2015 was $0 and $5,035. Cost of Sales for the six months ended August 31, 2016 and 2015 were $0 and $5,933 respectively.

Product development expense for the three months ended August 31, 2016 and 2015 was $0 and $70,000 respectively. Product development expenses for the six months ended August 31, 2016 and 2015 were $0 and $100,000 respectively. Product development expenses in the 2015 period represent payments to Phoenix Bio Pharm for the product development of branded products of the Company.

Sales and marketing expenses for the three months ended August 31, 2016 and 2015 were $0 and $6,306. Sales and marketing expenses for the six months ended August 31, 2016 and 2015 were $0 and $14,953, respectively. Sales and marketing expenses have been curtailed due to the lack of funds.

Operations expenses for the three months ended August 31, 2016 and 2015 were $0. Operations expenses for the six months ended August 31, 2016 and 2015 were $0 and $1,745, respectively. The decrease in operating expenses during the 2016 period are due to reduced activities due to limited funded.

General and administrative expenses for the three months ended August 31, 2016 and 2015 were $1,273 and $15,080 respectively. General and administrative expenses for the six months ended August 31, 2016 and 2015 were $3,253 and $30,876. General and administrative expenses generally include costs for running the company’s administrative office. The decrease this year has been due to limited funds.

Professional fees for the three months ended August 31, 2016 and 2015 were $0 and $79,437 respectively. Professional fees for the six months ended August 31, 2016 and 2015 were $330 and $217,712, respectively. Professional fees consist of cost of financing, legal, accounting, consulting and advisory services.

Lease operating expenses for the three months ended August 31, 2016 and 2015 were $0. Lease operating expenses for the six months ended August 31, 2016 and 2015 were $0 and $7,500, respectively.

Other income and expenses for the three months ended August 31, 2016 were net income of $162,305 and for the three months ended August 31, 2015 were net expenses of $19,582, for interest, amortization of a convertible note and loss or gain on a derivative liability. Other income and expense for the six months ended August 31, 2016 and 2015 were net income of $49,531 and a net loss of $43,389, respectively.

Net profit for the three months ended August 31, 2016 was $161,031 and a net loss for 3 months ended August 31, 2015 of $179,735. Net profit for the six months ended August 31, 2016 was $45,948 and a net loss for 6 months ended August 31, 2015 of $403,090.

Liquidity and Capital Resources

At August 31, 2016, the Company had a cash balance of $2,519 compared with $7,591 at February 28, 2016. The decrease in cash was cash used for operating expenses as described above partially offset by repayment of some of a note payable by a related party.

Cash flow from Operating Activities. During the six months ended August 31, 2016, the Company used $16,172 in cash for operating activities for its current operations. During the six months ended August 31, 2015, the Company used $129,084 for operating activities.

Cash flow from Investing Activities. During the six months ended August 31, 2016 and August 31, 2015, the Company received $11,100 and $8,970, respectively, for investing activities. Cash Flows from investing activities in the period ended August 31, 2016 represents partial repayment of the Company’s loan with its affiliate Phoenix Pharms Capital Corporation.

Cash flow from Financing Activities. During the six months ended August 31, 2016 and 2015, the Company received proceeds of $0 and $111,250 respectively.

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

Item 4. Controls and Procedures

During the period ended August 31, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of August 31, 2016. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of August 31, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.	Risk Factors Not applicable for smaller reporting companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the period 1 March 2016 to 31 August 2016, 2,400 shares of common stock were issued pursuant to conversion of 2,400 Series C Preferred stock.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibit

Exhibit 31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Instance Document

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