Form 10-Q
period 2016-11-30
Phoenix Life Sciences International Limited.
filed 2019-04-18
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2019
Common Stock, $0.001 par value per share	32,584,582 common shares

Phoenix Life Sciences International Limited

FORM 10-Q

For the Quarter Ended November 30, 2016

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

Item 1. Financial Statements

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED
Consolidated Balance Sheets

	November 30, 2016 $	February 29, 2016 $
	Unaudited	Audited
ASSETS

Cash	1,380	7,591
Notes receivable, related party	235,752	249,352
Total Current Assets	237,132	256,943
Security deposit	—	—
Total Assets	237,132	256,943

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	503,835	512,642
Due to related parties	277,219	267,219
Current Liabilities	781,054	779,861
Convertible notes payable, net	314,728	193,306
Derivative liability, Typenex Note	251,740	397,512
Total Liabilities	1,347,522	1,370,679

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 990,000,000 common shares, par value of $0.001 per share Issued and outstanding: 31,067 and 25,845 common shares, respectively	31	26
Issued and outstanding Preferred shares
Series B – 2,000,000	200	200
Series C – 995,600 and 998,000 respectively	100	100

Additional paid-in capital	17,710,842	17,704,977

Accumulated deficit during the development stage	(18,821,563)	(18,819,039)
Total Stockholders’ Equity (Deficit)	(1,110,390)	(1,113,736)
Total Liabilities and Stockholders’ Equity	237,132	256,943

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Operations - Unaudited

	Three Months Ended		Nine Months Ended
	Nov. 30, 2016	Nov. 30, 2015	Nov. 30, 2016	Nov. 30, 2015
Income Statement
Revenues	$—	$—	$—	$18,410
Cost of Sales	—	—	—	5,933
Gross Profit	—	—	—	12,477
Operating expenses
Amortization expense	—	—	—	—
Product development expense	—	—	—	100,000
Sales and marketing expenses	—	200	—	14,953
Operations expense	—	1,304	—	3,049
General and administrative	527	1,147	3,781	31,615
Professional fees	17,000	93,508	17,330	311,220
Lease operating expenses	—	—	—	7,500
Total operating expenses	17,527	96,159	21,111	468,337

Loss before other expenses	(17,527)	(96,159)	(21,111)	(455,860)
Other income (expense)
Interest Income	—	969	—	3,062
Interest Expense	(17,020)	(45,868)	(118,986)	(132,008)
Debt issue costs	—	—	—	(7,830)
Discount Amortization	—	(10,804)	(2,435)	(56,953)
Gain (loss) on derivative liability	(13,925)	(8,194)	140,008	86,343
Total other income (expense)	(30,945)	(63,897)	18,587	(107,386)

Net profit (loss)	(48,472)	(160,056)	(2,524)	(563,246)
Basic and diluted loss per common share:
Income (loss) from continuing operations	(1.58)	(0.00)	(0.09)	(0.00)
Basic and diluted loss per common share	$(1.58)	$(0.00)	$(0.09)	$(0.00)
Weighted average shares outstanding - basic and diluted	30,602	258,030,222	28,999	364,290,048

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	Nov. 30, 2016	Nov. 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,524)	$(563,246)

Loss from discontinued operations	—	—
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash amortization of discount on convertible notes payable	2,435	54,000
Non-cash interest expense on convertible notes payable	118,986	—
Debt issuance costs	5,870	10,828
Non-cash loss (gain) on derivative liability	(145,772)
Changes in operating assets and liabilities:
Accounts receivable	—	2,300
Deposit	—	1,250
Prepaid expense and deposits	—	141,664
Accounts payable and accruals	1,194	169,538
Net Cash provided by (used for) operating activities	(19,811)	(183,666)

CASH FLOWS FROM INVESTING ACTIVITIES:

Related party notes receivable	13,600	8,770

Net Cash provided by (used in) Investing Activities - continuing operations	13,600	8,770

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	—	42,350
Due to related parties	—	125,571
Proceeds from issuance of common shares	—	—
Net Cash Provided By Financing Activities - continuing operations	—	167,921

Increase (Decrease) in Cash - continuing operations	(6,211)	(6,975)
Cash - Beginning of Period - continuing operations	7,591	9,400
Cash - Beginning of Period - discontinued operations	—	—
Cash - End of Period - continuing operations	$1,380	$2,425
Cash - End of Period - discontinued operations	—	—

Supplemental disclosures
Interest paid	—	—
Income tax paid	15,788	—
Non-cash issuance of stock for consulting agreements	—
Non-cash issuance of stock for license agreement, related party	—	—
Non-cash issuance of stock for distribution agreement	—	—
Non-cash issuance of stock for conversion of debt	5,870	54,000

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

The Company follows the accounting guidance outlines in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-K required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed here in, there have been no material change in the information disclosed in the notes to the financial statements for the year ended February 28, 2016 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2019. The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consistent with normal re-occurring adjustments, have been made. Operating results for nine months ended November 30, re not necessarily indicative results that may be expected for the year ended February 29, 2016.

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

Stock Split -on October 21, 2015 the Company’s Board of Directors declared a 1 for 10,000 reverse stock split on its common stock as of a record date of October 22, 2015. The effect of the stock split decreased the number of shares of common stock outstanding from 501,242,594 to 50,125. All common share and per common share data in these financial statements and related notes here to have been retroactively adjusted to account for the effect of the stock split for all periods presented. The total number of authorized common shares on the par value thereof was not changed by the split.

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

Cash and cash equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At November 30, 2016 and February 28, 2016, the Company did not hold any cash equivalents.

Accounts receivable – Accounts receivable consists of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts receivable are carried at the original invoice amount less a reserve for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

Basic and Diluted Net Loss per Share – The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 28, 2016 and November 30, 2016, the Company had no outstanding stock options outstanding, At November 30, 2016 and 2015, the Company had did not have potentially dilutive shares outstanding.

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

Stock-based Compensation – The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505-50 – Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of November 30, 2016.

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

The Company has no unrecognized tax benefits at February 28, 2016. The Company’s income tax returns are subject to examination by federal and state tax authorities. Due to the failure to file its tax returns, all prior tax years are open to examination. The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the balance sheet. There were no interest and penalties paid or accrued during the years ended February 28, 2016.

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

Both these subsidiaries as at November 30, 2016 had not traded and were inactive.

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

Kronos International Investments Ltd. (“Kronos”)

Sublease Agreement: Effective March 1, 2014, the Company entered into a Sublease Agreement with Kronos for a four (4) year term. Kronos’s CEO, Martin Tindall also provides advisory services to the Company. The monthly sublease rent is $2,500 per month. During the year ended February 29, 2016, the Company paid Kronos $7,500 in rent expense, and had previously paid security deposit of $1,250. In June 2015, the sublease was cancelled and the security deposit of $1,250 was offset against amounts owed to Kronos for advisory service fees. No payments were made to Kronos for the period March 1, 2016 and November 30, 2016.

Advisory Services: Effective March 1, 2014, the Company engaged Kronos to provide Advisory Services for a monthly retainer fee of $10,000 per month. The advisory services include and are not limited to accounting and corporate compliance, business development and strategic planning services, corporate advisory and operational oversight. Between March 1, 2014 and February 28, 2015, expenses related to the Advisory Services totaled $62,500. For the year March 1, 2015 to February 29, 2016, expenses related to the Advisory Services, provided by the CEO of Kronos, Martin Tindall with respect to business development of cannabidiol products that the Company intends to market, were $120,000. There were no payments made for the period March 1, 2016 and November, 2016.

Phoenix Pharms Capital Corporation (“Phoenix Pharms”)

Related Party Loan: On September 18, 2014, the Company advanced Phoenix Pharms a total of $85,000 as a short term loan. As of November 30, 2016, the outstanding balance due the Company on this related party loan is $39,892.

Russell Stone: Mr. Russell Stone, the Company’s Chief Executive Officer, holds approximately 14% of the outstanding common shares of Phoenix Pharms Capital Corporation indirectly through a trust.

Lewis “Spike” Humer:

Mr. Humer, a director of the Company, serves as CEO and a director of Phoenix Bio Pharmaceuticals and CEO and a director of Phoenix Pharms Capital Corporation. As of August 2014, the Company began paying Mr. Humer a consulting fee of $1,500 per week. As of February 28, 2015, the Company has paid Mr. Humer $19,000 and has accrued a related party payable to Mr. Humer of $27,000. During the year from March 1, 2015 to February 29, 2016, a further $81,000 was accrued to Mr. Humer. There were no further accruals from March 1, 2016 to November 30, 2016.

9.	Preferred Stock

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

On March 4, 2016, YP Holdings, LLC converted 2,400 series C preferred stock to 2,400 shares of common stock.

As at November 30, 2016, Phoenix Bio Pharmaceuticals Corporation held 2,000,000 Series B Preferred Shares. YP Holdings, LLC had been issued 1,000,000 Series C Preferred Shares. but had converted 4,400 into common shares and therefore held 995,600 Series C Preferred Shares.

10.	Common Stock

The Company has authorized 990,000,000 shares of its common stock, $0.001 par value. On February 29, 2016 there were 25,845 shares of common stock on issue.

On March 4, 2016, YP Holdings, LLC converted 2,400 series C preferred stock to 2,400 shares of common stock.

On September 15, 2016, Typenex Co-Investment, LLC exercised part of their warrant and were issued 2,822 shares of common stock.

As at November 30, 2016, there were 31,067 shares of common stock issued and outstanding.

11.	Common Stock Options

As at November 30, 2016 and February 29, 2016 there were no common stock options on issue.

12.	Convertible Promissory Note

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

Notice of Conversion – Between March 1, 2016 and November 30, 2016 the Company has received a conversion notices from its noteholder on the Typenex Note to convert principal on the Typenex Warrant into shares of the Company’s Common Stock at a market price as defined by the Typenex Note. The table below lists the conversion activity and the shares of common stock issued pursuant to each conversion:

Date of Notice	Principal	Market Price*	Conversion Shares	True Up Shares	Total Shares Issued
September 15, 2016	5,870		2,822	—	2,822

13.	Securities Purchase Agreement

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

14.	Subsequent Events

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

Issuance of Common Stock: On April 2, 2019 the Company issued 151,216 common share for cash consideration.

Consolidation of Activities: Phoenix Life Sciences International Limited (Canada) and Phoenix Life Sciences International Limited (Nevada) commenced the consolidation of business in 2018. During that time, affiliates of the Company provided certain working capital and covering of costs related to the consolidation. Subsequently the Company has entered into subscription agreements with certain affiliates and key non-affiliate investors to provide a total of approximately USD $2.1million of financing. Shares of common stock issued for this total financing represent approximately 800,000. The key non-affiliate investor who had previously entered into a subscription agreement to purchase USD $20 million of shares at $10 per share with Phoenix Life Sciences International Limited Canada has entered into an agreement to exchange the subscription for warrants to purchase Company common stock at a price of $10, with the purchases to be completed by December 31, 2019.

Consolidation of Activities: Further, as part of the merger and consolidation, Phoenix Life Sciences International Limited (Canada) and Phoenix Life Sciences International Limited (Nevada) entered into settlement agreements with former investors, employees and contractors whereby their debt, shares held in entities subject of the consolidation, or outstanding amounts were settled in exchange for a full release of claims and the Company issuing approximately eight (8) million shares and the assumption of approximately $2 million of settlements payable. The purpose of the consolidation, in addition to providing the deemed necessary relationships and contracts for the Company to execute on its strategy, was to settle any potential claim or liability to ensure that the Company was not subject to any claims by former investors, employees and contractors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was incorporated in the State of Nevada on April 21, 2009, under the name Mokita.

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

After the change of control on February 27, 2014, the Company became a medical delivery systems company with a pharmaceutical approach to cannabinoid treatment of various illnesses with medical cannabis.

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

Consolidated Results of Operations

The results of operations for the three and nine months ended November 30, 2016 represent results of the business as a medical cannabis sales and distribution company.

Revenues for the three months ended November 30, 2016 and 2015 were $0. Revenues for the nine months ended November 30, 2016 and 2015 were $0 and $18,410. Revenues and related expenses were primarily from sale of CBD products. Reduced financial resources impacted sales.

Cost of sales for the three months ended November 30, 2016 and 2015 were $0. Cost of Sales for the nine months ended November 30, 2016 and 2015 were $0 and $5,933 respectively.

Product development expense for the three ended November 30, 2016 and 2015 were $0. Product development expenses for the nine months ended November 30, 2016 and 2015 were $0 and $100,000 respectively. Product development expenses in the 2015 period represent payments to Phoenix Bio Pharm for the product development of branded products of the Company.

Sales and marketing expenses for the three months ended November 30, 2016 and 2015 were $0 and $200, respectively. Sales and marketing expenses for the nine months ended November 30, 2016 and 2015 were $0 and $14,953, respectively. Sales and marketing expenses have been curtailed due to the lack of funds.

Operations expenses for the three months ended November 30, 2016 and 2015 were $0 and $1,304, respectively. Operations expenses for the nine months ended November 30, 2016 and 2015 were $0 and $3,049, respectively. The decrease in operating expenses during the 2016 period are due to reduced activities due to limited funded.

General and administrative expenses for the three months ended November 30, 2016 and 2015 were $527 and $1,147, respectively. General and administrative expenses for the nine months ended November 30, 2016 and 2015 were $3,781 and $31,615. General and administrative expenses generally include costs for running the Company’s administrative office. Costs have been pruned back this year.

Professional fees for the three months ended November 30, 2016 and 2015 were $17,000 and $93,503, respectively. Professional fees for the nine months ended November 30, 2016 and 2015 were $17,330 and $311,220, respectively. Professional fees consist of cost of financing, legal, accounting, consulting and advisory services. Reduced activity due to limited financial resources has curtailed employment of some professionals.

Lease operating expenses for the three months ended November 30, 2016 and 2015 were $0. Lease operating expenses for the nine months ended November 30, 2016 and 2015 were $0 and $7,500, respectively.

Other income and expenses for the three months ended November 30, 2016 and 2015 were net expense of $30,945 and $63,897, respectively. Other income and expense for the nine months ended November 30, 2016 and 2015 were a net income of $18,587 and a net expense $107,386, respectively. The decrease in other income and expenses in the 2016 periods from the 2015 periods are due to reduced non-cash expenses related to interest on notes.

Net loss for the three months ended November 30, 2016 and 2015 were $48,472 and $160,056, respectively. Net loss for the nine months ended November 30, 2016 and 2015 were $2,524 and $563,246, respectively. Reduced activity has cut the losses this year.

Liquidity and Capital Resources

At November 30, 2016, the Company had a cash balance of $1,380 compared with $7,591 at February 28, 2016. The decrease in cash was cash used for operating expenses as described above.

Cash flow from Operating Activities. During the nine months ended November 30, 2016, the Company used $19,811 in cash for operating activities for its current operations.

Cash flow from Investing Activities. During the nine months ended November 30, 2016, the Company received $13,600 for investing activities. Cash Flows from investing activities in the period ended November 30, 2016 represents repayment of some of the Company’s loan with its affiliate Phoenix Pharms Capital Corporation.

Cash flow from Financing Activities. During the nine months ended November 30, 2016, the Company received $0 from financing activities.

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

Item 4. Controls and Procedures

During the period ended November 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of November 30, 2014. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of November 30, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Between March 1, 2016 and November 30, 2016, 2,400 of shares of common stock were issued pursuant to conversion of 2,400 Series C Preferred stock, the Company also issued 2,822 shares of common stock to Typenex from the conversion of the total principal amount of $5,181 under a Warrant Agreement.

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