Form 10-Q
period 2017-11-30
Phoenix Life Sciences International Limited.
filed 2019-04-19
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2017

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

For the Quarter Ended November 30, 2017

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

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Balance Sheets

	November 30, 2017 $	February 29, 2017 $
	Unaudited	Audited
ASSETS

Cash	749	1,155
Notes receivable, related party	235,752	235,752
Total Current Assets	236,501	236,907
Security deposit	—	—
Total Assets	236,501	236,907

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	518,310	518,310
Due to related parties	277,219	277,219
Current Liabilities	795,529	795,529
Convertible notes payable, net	393,348	332,517
Derivative liability, Typenex Note	223,101	471,437
Total Liabilities	1,411,978	1,599,483

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 990,000,000 common shares, par value of $0.001 per share Issued and outstanding: 31,067 common shares	31	31
Issued and outstanding Preferred shares
Series B – 2,000,000	200	200
Series C – 995,600	100	100

Additional paid-in capital	17,710,842	17,710,842

Accumulated deficit during the development stage	(18,886,650)	(19,073,749)
Total Stockholders’ Equity (Deficit)	(1,175,477)	(1,362,576)
Total Liabilities and Stockholders’ Equity	236,501	236,907

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Operations - Unaudited

	Three Months Ended		Nine Months Ended
	Nov. 30, 2017	Nov. 30, 2016	Nov. 30, 2017	Nov. 30, 2016
Income Statement

Revenues	$—	$—	$—	$—
Cost of Sales	—	—	—	—
Gross Profit	—	—	—	—

Operating expenses
Amortization expense	—	—	—	—
Product development expense	—	—	—	—
Sales and marketing expenses	—	—	—	—
Operations expense	—	—	—	—
General and administrative	30	527	406	3,781
Professional fees	—	17,000	—	17,330
Lease operating expenses	—	—	—	—
Total operating expenses	30	17,527	406	21,111

Loss before other expenses	(30)	(17,527)	(406)	(21,111)

Other income (expense)
Interest Income	—	—	—	—
Interest Expense	(21,271)	(17,020)	(60,831)	(118,986)
Debt issue costs	—	—	—	—
Discount Amortization	—	—	—	(2,435)
Gain (loss) on derivative liability	20,957	(13,925)	248,336	140,008
Total other income (expense)	(314)	(30,945)	187,505	18,587

Net profit (loss)	(344)	(48,472)	187,099	(2,524)

Basic and diluted loss per common share:
Income (loss) from continuing operations	(0.01)	(1.58)	6.02	(0.09)
Basic and diluted loss per common share	$(0.01)	$(1.58)	$6.02	$(0.09)
Weighted average shares outstanding - basic and diluted	31,067	30,602	31,067	28,999

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	Nov. 30, 2017	Nov. 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net profit (loss)	$187,099	$(2,524)

Loss from discontinued operations	—	—
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash amortization of discount on convertible notes payable	—	2,435
Non-cash interest expense on convertible notes payable	60,831	118,986
Debt issuance costs	—	—
Non-cash loss (gain) on derivative liability	(248,336)	(140,008)
Changes in operating assets and liabilities:
Accounts receivable	—	—
Deposit	—	—
Prepaid expense and deposits	—	—
Accounts payable and accruals	—	1,300
Net Cash provided by (used for) operating activities	(406)	(19,811)

CASH FLOWS FROM INVESTING ACTIVITIES:

Related party notes receivable	—	13,600

Net Cash provided by (used in) Investing Activities - continuing operations	—	13,600

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	—	—
Due to related parties	—	—
Proceeds from issuance of common shares	—	—
Net Cash Provided By Financing Activities - continuing operations	—	—

Increase (Decrease) in Cash - continuing operations	(406)	(6,211)
Cash - Beginning of Period - continuing operations	1,155	7,591
Cash - Beginning of Period - discontinued operations	—
Cash - End of Period - continuing operations	749	1,380
Cash - End of Period - discontinued operations	$—	$—

Supplemental disclosures
Interest paid	—	—
Income tax paid	—	15,788
Non-cash issuance of stock for consulting agreements	—	—
Non-cash issuance of stock for license agreement, related party	—	—
Non-cash issuance of stock for distribution agreement	—	—
Non-cash issuance of stock for conversion of debt	—	5,870

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

Cash and cash equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At November 30, 2017 and February 28, 2017, the Company did not hold any cash equivalents.

Accounts receivable – Accounts receivable consists of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts receivable are carried at the original invoice amount less a reserve for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

Basic and Diluted Net Loss per Share – The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 28, 2017 and November 30, 2017, the Company had outstanding stock options outstanding, the Company does not deem these options to be dilutive as the exercise price exceeds the current fair market value of the Company’s common stock. At November 30, 2017 and 2014, the Company had did not have potentially dilutive shares outstanding.

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

A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of November 30, 2017.

4.	Intangible Assets

Effective September 1, 2014, the Company changed its method of computing amortization from a sales percentage method to the straight-line method for the intangible assets. An assessment of useful life and / or discounted cash flow of the intangible asset is made and where the value is overstated the value is impaired.

5.	Income Taxes

The deferred tax assets or liabilities represent the future tax benefits or cost of those differences. The Company’s principal deferred tax items arise from net operating losses. Net operating losses approximate $18,900,000 which expire in the years 2030 through 2036. The net operating loss results in a deferred tax asset of $2,835,000. As future earnings are uncertain, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

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

Both these subsidiaries as at November 30, 2017 had not traded and were inactive.

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

Kronos International Investments Ltd. (“Kronos”)

Sublease Agreement: Effective March 1, 2014, the Company entered into a Sublease Agreement with Kronos for a four (4) year term. Kronos’s CEO, Martin Tindall also provides advisory services to the Company. The monthly sublease rent is $2,500 per month. During the year ended February 29, 2016, the Company paid Kronos $7,500 in rent expense, and had previously paid security deposit of $1,250. In June 2015, the sublease was cancelled and the security deposit of $1,250 was offset against amounts owed to Kronos for advisory service fees. No payments were made to Kronos for the period March 1, 2016 and November 30, 2017.

Advisory Services: Effective March 1, 2014, the Company engaged Kronos to provide Advisory Services for a monthly retainer fee of $10,000 per month. The advisory services include and are not limited to accounting and corporate compliance, business development and strategic planning services, corporate advisory and operational oversight. Between March 1, 2014 and February 28, 2015, expenses related to the Advisory Services totaled $62,500. For the year March 1, 2015 to February 29, 2016, expenses related to the Advisory Services, provided by the CEO of Kronos, Martin Tindall with respect to business development of cannabidiol products that the Company intends to market, were $120,000. There were no payments made for the period March 1, 2016 and November, 2017.

Phoenix Pharms Capital Corporation (“Phoenix Pharms”)

Related Party Loan: On September 18, 2014, the Company advanced Phoenix Pharms a total of $85,000 as a short term loan. As of November 30, 2017, the outstanding balance due the Company on this related party loan is $39,892

Russell Stone: Mr. Russell Stone, the Company’s Chief Executive Officer, holds approximately 14% of the outstanding common shares of Phoenix Pharms Capital Corporation indirectly through a trust.

Lewis “Spike” Humer:

Mr. Humer, a director of the Company, serves as CEO and a director of Phoenix Bio Pharmaceuticals and CEO and a director of Phoenix Pharms Capital Corporation. As of August 2014, the Company began paying Mr. Humer a consulting fee of $1,500 per week. As of February 28, 2015, the Company has paid Mr. Humer $19,000 and has accrued a related party payable to Mr. Humer of $27,000. During the year from March 1, 2015 to February 29, 2016, a further $81,000 was accrued to Mr. Humer. There were no further accruals from March 1, 2016 to November 30, 2017.

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

As at November 30, 2017 and February 28, 2017, Phoenix Bio Pharmaceuticals Corporation held 2,000,000 Series B Preferred Shares. YP Holdings, LLC had been issued 1,000,000 Series C Preferred Shares. but had converted 4,400 into common shares and therefore held 995,600 Series C Preferred Shares.

10.	Common Stock

The Company has authorized 990,000,000 shares of its common stock, $0.001 par value. As at November 30, 2017 and February 28, 2017 there were 31,067 shares of common stock on issue.

11.	Common Stock Options

As at November 30, 2017 and February 29, 2017 there were no common stock options on issue.

12.	Convertible Promissory Note

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

Notice of Conversion – Between March 1, 2017 and November 30, 2017 the Company has received no conversion notices from its noteholder on the Typenex Note to convert principal on the Typenex Warrant into shares of the Company’s Common Stock at a market price as defined by the Typenex Note.  The table below lists the conversion activity and the shares of common stock issued pursuant to each conversion:

13.	Subsequent Events

Change of Name On May 31, 2018, the Company filed an Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada. As a result of the Amendment, the Company has changed its name with the State of Nevada from Stem Bioscience, Inc. to Phoenix Life Science International Limited. On November 2, 2018 the symbol changed from MJMD to PLSI.

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

Consolidated Results of Operations

The results of operations for the three and nine months ended November 30, 2017 represent results of the business as a medical cannabis sales and distribution company.

Revenues for the three months ended November 30, 2017 and 2016 were $0. Revenues for the nine months ended November 30, 2017 and 2016 were $0.

Cost of sales for the three months ended November 30, 2017 and 2016 were $0. Cost of Sales for the nine months ended November 30, 2017 and 2016 were $0.

Product development expense for the three ended November 30, 2017 and 2016 were $0 . Product development expenses for the nine months ended November 30, 2017 and 2016 were $0.

Sales and marketing expenses for the three months ended November 30, 2017 and 2016 were $0. Sales and marketing expenses for the nine months ended November 30, 2017 and 2016 were $0. Sales and marketing expenses have been curtailed due to the lack of funds

Operations expenses for the three months ended November 30, 2017 and 2016 were $0. Operations expenses for the nine months ended November 30, 2017 and 2016 were $0.

General and administrative expenses for the three months ended November 30, 2017 and 2016 were $30 and $527, respectively. General and administrative expenses for the nine months ended November 30, 2017 and 2016 were $406 and $3,781. General and administrative expenses generally include costs for running the Company’s administrative office. Costs have been pruned back these last two years.

Professional fees for the three months ended November 30, 2017 and 2016 were $0 and $17,000, respectively. Professional fees for the nine months ended November 30, 2017 and 2016 were $0 and $17,330, respectively. Professional fees consist of cost of financing, legal, accounting, consulting and advisory services. Reduced activity due to limited financial resources has curtailed employment of some professionals.

Lease operating expenses for the three months ended November 30, 2017 and 2016 were $0. Lease operating expenses for the nine months ended November 30, 2017 and 2016 were $0.

Other income and expenses for the three months ended November 30, 2017 and 2016 were net expense of $314 and $30,945, respectively. Other income and expense for the nine months ended November 30, 2017 and 2016 were a net income of $187,505 and $18,587, respectively. The decrease in other income and expenses in the 2017 periods from the 2016 periods are due to reduced non-cash expenses related to interest on notes and a gain on a derivative liability.

Net loss for the three months ended November 30, 2017 and 2016 was $344 and $48,472, respectively. Net profit for the nine months ended November 30, 2017 was $187,099 and a net loss for 2016 of $2,524. Profit is due entirely to a gain on a derivative.

Liquidity and Capital Resources

At November 30, 2017, the Company had a cash balance of $749 compared with $1,155 at February 28, 2017. The decrease in cash was cash used for administration expenses as described above.

Cash flow from Operating Activities. During the nine months ended November 30, 2017 and 2016, the Company used $406 and $19,811, respectively, in cash for operating activities for its current operations.

Cash flow from Investing Activities. During the nine months ended November 30, 2017 and 2016, the Company received $0 and $13,600 for investing activities. Cash Flows from investing activities in the period ended November 30, 2016 represents repayment of some of the Company’s loan with its affiliate Phoenix Pharms Capital Corporation.

Cash flow from Financing Activities. During the nine months ended November 30, 2017 and 2016, the Company received $0 from financing activities.

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

Item 4. Controls and Procedures

During the period ended November 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of November 30, 2014. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of November 30, 2017 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

