Form 10-K
period 2018-02-28
Phoenix Life Sciences International Limited.
filed 2019-04-22
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

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

Item 1B Unresolved Staff Comments

None.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board/Pink Sheets
Quarter Ended	High	Low
February 28, 2018	$89.99	$2.02
November 30, 2017	$2.06	$2.05
August 31, 2017	$2.05	$1.70
May 31, 2017	$2.00	$1.91
February 28, 2017	$9.00	$1.25
November 30, 2016	$4.00	$2.00
August 31, 2016	$5.50	$2.50
May 31, 2016	$5.25	$3.80

As of February 28, 2018, there were approximately 82 holders of record of our common stock. As of such date, 34,171 common shares were issued and outstanding.

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

As at February 28, 2018, Phoenix Bio Pharmaceuticals Corporation had been issued 2,000,000 Series B Preferred Shares. YP Holdings, LLC had been issued 1,000,000 Series C Preferred Shares. but had converted 4,400 into common shares and therefore owned 995,600 Series C Preferred Shares.

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

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended February 28, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended February 28, 2018.

On February 22, 2018, the Company issued 3,104 common shares to Typenex Co-Investments, LLC pursuant to conversion of part of its warrant agreement.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended February 28, 2018.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended February 28, 2018 and February 28, 2016 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors”.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Sales Revenue for the years ended February 28, 2018 and 2017 was $0.

Product development expense for the years ended February 28, 2018 and 2017 was $0.

Sales and marketing expenses for the years ended February 28, 2018 and 2017 were $0. Sales and marketing expenses represent costs of the selling team, infrastructure and promotion of the Company.

Operations expenses for the year ended February 28, 2018 and 2017 were $0.

General and administrative expenses for the years ended February 28, 2018 and 2017 were $458 and $4,006, respectively. General and administrative expenses generally include costs for running the Company’s administrative office. Lack of financial resources have meant that costs have been kept to a minimum.

Professional fees for the year ended February 28, 2018 and 2017 were $0 and $2,379, respectively. Professional fees consist of cost of financing, legal, accounting, consulting and advisory services. No professionals were engaged in 2018 due to limited funds available.

Lease operating expenses for the year ended February 28, 2018 and 2017 totaled $0.

Other income and expense for the year ended February 28, 2018 totaled a net expense of $76,132, primarily representing interest expense of $86,064 offset partially by a gain on a derivative liability of $6,932. For year ended February 28, 2017 total net expenses were $218,899 with higher interest expense of $136,775 and loss on the derivative liability of $79,689 being the main expenses

Net loss for the year ended February 28, 2018, totaled $76,590 compared to loss for the year to February 28, 2017 which was $254,710. Reduced costs due to minimal activity were the reason the loss was smaller.

We have not attained profitable operations and are dependent upon the commencement of the sale of our products and obtaining financing to increase the production and development of our products. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Liquidity and Capital Resources

At February 28, 2018, the Company had a cash balance of $697 compared with $1,511 at February 28, 2015. The decrease in cash was cash used for administration expenses.

We believe that our cash on hand may not be sufficient for continued operations and may have to seek out additional funding to meet our inventory and operational needs. We are currently seeking financing opportunities in the form of equity and/or debt financing to support our operational goals.

Cash flow from Operating Activities. During the year ended February 28, 2018, Company used $458 for operating activities.

Cash flow from Investing Activities. During the year ended February 28, 2018, the Company did not receive any funds from investing activities.

Cash flow from Financing Activities. During the year ended February 28, 2018, the Company had no financing activities.

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

Item 8. Financial Statements and Supplementary Data

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

(A Development Stage Company)

Financial Statements

For the Year Ended February 28, 2018

BMKR,LLP
Certified Public Accountants
T 63! 293-5000
1200 Veterans Memorial Hwy.. Suite 350	F 631 234-4272
Hauppauge, New York 1!788	www.bmkr.com

Thomas	G. Kober, CPA	Charles W. Blanchfield, CPA (Retired)
Alfred	M. Rizzo, CPA	Bruce A. Meyer, CPA (Retired)
Joseph	Mortimer. CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Phoenix Life
Sciences International Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Phoenix Life Sciences International. (the Company) as of February 28,. 2018 and 2017, and the related consolidated statements of operations, consolidated stockholders' equity. and cash flows for each of the years in the two year period ended February 28,2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended February 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opm1on on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are tree of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its intemal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in e 1 the financial statements, the Company incurred a net loss of $76,590 during the year ended February 28, 2018, and as of that date, had a deficit net worth of $1,364,670. The Company is in arears with certain vendor creditors which, among other things, cause the balances to become due on demand. The Company is not aware of any alternate sources of capital to meet such demands, if made.

As discussed in note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

We have served as the Company's auditor since 2015.

Hauppauge, NY

April 19, 2019

Member American Institute of Certified Public Accounts

Member Public Company Accounting Oversight Board

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Balance Sheets

	February 28, 2018 $	February 28, 2017 $

ASSETS

Cash	697	1,155
Accounts receivable	—	—
Notes receivable, related party	235,752	235,752
Inventory	—	—
Prepaid expenses	—	—

Total Current Assets	236,449	236,907

Security deposit	—	—

Total Assets	236,449	236,907

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	518,310	518,310
Due to related parties	277,219	277,219

Current Liabilities	795,529	795,529

Convertible notes payable, net	415,581	332,517
Derivative liability, Typenex note	390,009	471,437

Total Liabilities	1,601,119	1,599,483

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 990,000,000 common shares, par value of $0.001 per share
Issued and outstanding: 34,171 and 31,067 common shares, respectively	34	31
Issued and outstanding Preferred shares
Series B – 2,000,000	200	200
Series C – 995,600 and 998,000 respectively	100	100
Additional paid-in capital	17,785,335	17,710,842

Accumulated deficit during the development stage	(19,150,339)	(19,073,749)

Total Stockholders’ Equity	(1,364,670)	(1,362,576)

Total Liabilities and Stockholders’ Equity	236,449	236,907

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Operations

	For the years ended
	February 28,	February 28
	2018	2017
	$	$
Revenues	—	—
Cost of sales	—	—
Gross Profit	—	—

Operating expenses
Product development expense	—	—
Sales and marketing expenses	—	—
Operations expense	—	—
General and administrative	458	4,006
Professional fees	—	31,805
Lease operating expenses	—	—

Total operating expenses	458	35,811

Loss before other expenses	(458)	(35,811)

Other income (expense)
Interest Income	—	—
Interest Expense	(83,064)	(136,775)
Loss on impairment of Inventory	—	—
Amortization of Discount on convertible notes payable	—	(2,435)
Gain (loss) on derivative liability	6,932	(79,689)
Gain (loss) on debt	—	—

Total other expense	(76,132)	(218,899)

Net loss	(76,590)	(254,710)

Basic and diluted loss per common share
Income (loss) from continuing operations	(2.46)	(8.63)
Income (loss) from discontinued operations	0.00	0.00
Basic and diluted loss per common share	(2.46)	(8.63

Weighted average shares outstanding – basic and diluted	31,118	29,509

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Changes in Stockholders’ Deficiency

					Accumulated
	Stock		Stock	Additional	deficit during the
	Shares	Par value	subscriptions receivable	paid-in capital	development stage	Total
Common Stock	#	$	$	$	$	$
Balance Common Stock February 29, 2016	25,845	26	—	17,705,279	(18,819,039)	(1,113,734)
Balance Preferred February 29, 2016	2,998,000	300		(302)		(2)
GRAND TOTAL		326	—	17,704,977	(18,819,039)	(1,113,736)
Common Stock
Conversion of 2,400 preferred shares – Series C to 2,400 ordinary shares	2,400	2		(2)		—
Issuance of common stock for warrant conversion	2,822	3		5,867		5,867
Net loss for year					(254,710)	(254,710)
Balance Common Stock February 28, 2017	31,067	31		17,711,144	(19,073,749)	(1,362,574)
Preferred Stock
Conversion of 2,000 preferred shares – Series C to 2,000 ordinary shares	(2,400)			—		—
Balance Preferred Stock February 28, 2017	2,995,600	300		(302)		(2)
TOTAL – February 28, 2017		331		17,710,842	(19,073,749)	(1,362,576)
Common Stock
Issuance of common stock for warrant conversion	3,104	3		74,493		74,496
Net loss for year					(76,590)	(76,590)
Balance Common Stock February 28, 2018	34,171	34		17,785,637	(19,150,339)	(1,364,670)
Balance Preferred Stock February 28, 2018	2,995,600	300		(302)		(2)
TOTAL – February 28, 2018		334		17,785,335	(19,150,339)	(1,364,672)

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Cash Flows

	For the years ended
	February 28,	February 28,
	2018	2017
	$	$
Operating Activities

Net loss	(76,590)	(254,710)
Loss from discontinued operations

Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash amortization of discount on Typenex note	—	2,435
Non-cash loss (gain) on derivative on convertible notes	(81,428)	73,925
Non-cash interest expense on convertible notes payable	83,064	136,775
Debt conversion	74,496	5,870

Changes in operating assets and liabilities:

Accounts receivable	—	—
Prepaid expenses and deposits	—	—
Accounts payable and accruals	—	15,669
Net Cash provided by (used for) operating activities - current operations	(458)	(20,036)

Investing Activities
Related party notes receivable	—	13,600
Net Cash provided by (used for) Investing Activities - continuing operations	—	13,600

Financing Activities
Due to related parties	—	—
Net Cash Provided By (used for) Financing Activities - continuing operations	—	—

Increase (Decrease) in Cash - continuing operations	(458)	(6,436)

Cash – Beginning of Period - continuing operations	1,155	7,591

Cash – End of Period – continuing operations	697	1,155

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Cash Flows

(Continued from previous page)

Supplemental disclosures
Interest paid	—	—
Income tax paid	—	15,789
Non-cash issuance of stock for consulting agreements	—	—
Non-cash issuance of stock for license agreement, related party	—	—
Non-cash issuance of stock for distribution agreement	—	—
Non-cash issuance of stock for prepaid expenses	—	—
Non-cash issuance of stock for conversion of debt	74,496	5,870
Non-cash issuance of debt for inventory	—	—

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

Cash and cash equivalents - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At February 28, 2018 and February 28, 2015, the Company did not hold any cash equivalents.

Accounts receivable - Accounts receivable consists of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts receivable are carried at the original invoice amount less a reserve for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

Basic and Diluted Net Loss per Share - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 28, 2018 the Company had no outstanding stock options. At February 28, 2018 and February 28, 2016, the Company had did not have potentially dilutive shares outstanding.

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

Comprehensive Loss - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2018 and 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of February 28, 2018.

4.	Intangible Assets

Effective September 1, 2014, the Company changed its method of computing amortization from a sales percentage method to the straight-line method for the intangible assets. An assessment of useful life and / or discounted cash flow of the intangible asset is made and where the value is overstated the value is impaired.

5.	Income Taxes

The deferred tax assets or liabilities represent the future tax benefits or cost of those differences. The Company’s principal deferred tax items arise from net operating losses. Net operating losses approximate $19,150,000 which expire in the years 2030 through 2038. The net operating loss results in a deferred tax asset of $2,872,500. As future earnings are uncertain, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

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

The Company has no unrecognized tax benefits at February 28, 2018 and February 28, 2016. The Company’s income tax returns are subject to examination by federal and state tax authorities. Due to the failure to file its tax returns, all prior tax years are open to examination. The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the balance sheet. There were no interest and penalties paid or accrued during the years ended February 28, 2018 and February 28, 2017.

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

Both these subsidiaries as at February 28, 2018 had not traded and were inactive.

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

Kronos International Investments Ltd. (“Kronos”)

Sublease Agreement: Effective March 1, 2014, the Company entered into a Sublease Agreement with Kronos for a four (4) year term. Kronos’s CEO, Martin Tindall also provides advisory services to the Company. The monthly sublease rent is $2,500 per month. During the year ended February 29, 2016, the Company paid Kronos $7,500 in rent expense, and had previously paid security deposit of $1,250. In June 2015, the sublease was cancelled and the security deposit of $1,250 was offset against amounts owed to Kronos for advisory service fees. No payments were made to Kronos for the years March 1, 2016 to February 28, 2018.

Advisory Services: Effective March 1, 2014, the Company engaged Kronos to provide Advisory Services for a monthly retainer fee of $10,000 per month. The advisory services include and are not limited to accounting and corporate compliance, business development and strategic planning services, corporate advisory and operational oversight. For the year March 1, 2015 and February 29, 2016, expenses related to the Advisory Services were $120,000. There were no payments made during the years March 1, 2016 to February 28, 2018.

Phoenix Bio Pharmaceuticals, Inc. (“Phoenix Bio Pharm”)

Inventory Procurement: Between March 1, 2014 and February 28, 2015, the Company has advanced Phoenix Bio Pharm $197,860 for the purchase of inventory. There were no further advancements to Phoenix Bio Pharm in the three years from March 1, 2015 to February 28, 2018.

Product Development - Between March 1, 2014 and February 28, 2015, the Company has recorded product development expenses paid to Phoenix Bio Pharm totaling $15,000. There were no development expenses paid to Phoenix Bio Pharm in the three years from March 1, 2015 to February 28, 2018.

Phoenix Pharms Capital Corporation (“Phoenix Pharms”)

Related Party Loan: On September 18, 2014, the Company advanced Phoenix Pharms a total of $85,000 as a short term loan. The loan bears a simple interest rate of 8% and was due and payable on November 30, 2014. As of February 28, 2015, the Company has received principal payments totaling $26,425 including cash payment of $15,900, and expense offset $10,525. As of February 28, 2015, accrued interest on this loan is $2,687. As of February 28, 2015, the outstanding balance due the Company on this related party loan is $61,262. As at February 29, 2016 the outstanding balance due to the Company on this related party loan was $52,492. As at February 28, 2018 and 2017 the outstanding balance due to the Company on this related party loan was $39,892.

Russell Stone: Mr. Russell Stone, a Director of the Company, holds approximately 14% of the outstanding common shares of Phoenix Pharms Capital Corporation indirectly through a trust.

Lewis “Spike” Humer:

Mr. Humer, a director of the Company, serves as CEO and a director of Phoenix Bio Pharmaceuticals and CEO and a director of Phoenix Pharms Capital Corporation. As of August 2014, the Company began paying Mr. Humer a consulting fee of $1,500 per week. As of February 28, 2015, the Company has paid Mr. Humer $19,000 and has accrued a related party payable to Mr. Humer of $27,000. During the year from March 1, 2015 to February 29, 2016, a further $81,000 was accrued to Mr. Humer. There were no further accruals from March 1, 2016 to February 28, 2018.

9.	Common Stock

The Company has authorized 990,000,000 shares of its common stock, $0.001 par value. On February 28, 2017, there were 31,067 shares of common stock issued and outstanding.

On February 22, 2018, the Company issued 3,104 shares of common stock to Typenex from the conversion of a total principal amount of $74,496 under a Warrant.

As at February 28, 2018 there were 34,171 common shares on issue.

10.	Preferred Stock

On July 8, 2015, the Company approved the creation of four classes of preferred stock.

-	Series A preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights and are convertible into common shares at the rate of $1.00 per common share at any time at the discretion of the holder Series A preferred shares rank senior to common shares and Series B preferred shares with respect to the right to receive dividends.

-	Series B preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are entitled to 100 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder. Series B preferred shares are senior to common shares.

-	Series C preferred shares, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights, and convertible into common shares at the rate of $1.00 per common share at any time at the discretion of the holder. Series C preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business. Upon issue of the dividend, the value of such shares shall be deemed to be retired. Series C preferred shares rank senior to the common shares and Series B preferred shares with respect to the right to receive dividends

-	Series D preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights, and can be converted into common shares at a rate of $1.00 per common share. Series D preferred shares are seen you two common shares and Series B preferred shares, and holders of Series D preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business. Upon issue of the dividend, the value of such Series D preferred shares shall be deemed to be retired.

On July 8, 2015, the Company approved the creation of four classes of preferred stock.

-	Series A preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights and are convertible into common shares at the rate of $1.00 per common share at any time at the discretion of the holder Series A preferred shares rank senior to common shares and Series B preferred shares with respect to the right to receive dividends.

-	Series B preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are entitled to 100 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder. Series B preferred shares are senior to common shares.

-	Series C preferred shares, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights, and convertible into common shares at the rate of $1.00 per common share at any time at the discretion of the holder. Series C preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business. Upon issue of the dividend, the value of such shares shall be deemed to be retired. Series C preferred shares rank senior to the common shares and Series B preferred shares with respect to the right to receive dividends

-	Series D preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights, and can be converted into common shares at a rate of $1.00 per common share. Series D preferred shares are seen you two common shares and Series B preferred shares, and holders of Series D preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business. Upon issue of the dividend, the value of such Series D preferred shares shall be deemed to be retired.

On November 4, 2015, Phoenix Bio Pharmaceuticals Corporation were issued 2,000,000 Series B Preferred Shares in exchange for 27,600 common shares (27,600,000 pre-split).

On February 18, 2016, YP Holdings, LLC was issued 1,000,000 Series B Preferred Shares in exchange for 667 common shares (. On February 28, 2016 YP Holdings, LLC converted 2,000 preferred shares into 2,000 common shares and on March 4, 2016, a further 2,400 preferred shares into common shares

As at February 28, 2018, Phoenix Bio Pharmaceuticals Corporation owned 2,000,000 Series B Preferred Shares. YP Holdings, LLC owned 995,600 Series C Preferred Shares.

11.	Common Stock Options

There were no common stock options on issue as at February 28, 2018.

12.	Convertible Promissory Note

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

Notice of Conversion – Between March 1, 2017 and February 28, 2018, the Company has received conversion notices from its noteholder on the Typenex Note to convert principal on the Typenex Warrant into shares of the Company’s Common Stock at a market price as defined by the Typenex Agreement. The table below lists the conversion activity and the shares of common stock issued pursuant to each conversion:

Date of Notice	Principal	Market Price*	Conversion Shares	True Up Shares	Total Shares Issued
February 22, 2018	$74,496	$24.00	3,104	—	3,104

*Market Price as defined by the Typenex Note

13.	Subsequent Events

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate cash controls – As of February 28, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls – As at February 28, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of the Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Russell Stone	Chief Operating Officer, Interim Chief Financial Officer, Controller Director	44	Sept. 17, 2014 October 20, 2014 Sept. 17, 2014
Lewis “Spike” Humer	Director Chief Executive Officer,	60	April 25, 2014 July 8, 2015

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

Lewis “Spike” Humer – Age 60. Chief Executive Officer, Director. On April 25, 2014, Lewis “Spike” Humer was appointed as a director of the Company and appointed Chairman of the Board to serve until the Company’s next annual meeting. Since February 2014, Mr. Humer serves as Chief Executive Officer and a director of Phoenix Pharms Capital Corporation, Chief Executive Officer and a director of Phoenix Bio-Pharmaceuticals, and a director of Phoenix Pharms, Inc. From 2004 to joining the Phoenix family of companies, Mr. Humer has provided services as an independent keynote speaker, professional trainer, organizational consultant, seminar leader and program facilitator.

Russell G. Stone – Age 44, Chief Operating Officer, Interim Chief Financial Officer, Controller and Director. On May 12, 2014, Russell G. Stone was appointed as the Company’s chief operating officer. On September 17, 2014, Mr. Stone was appointed Chief Executive Officer and a Director. On October 20, 2014, Mr. Stone was appointed interim Chief Financial Officer and Controller. From June 2011 to August 2013, Mr. Stone was president of Finiti Branding Group, LLC a company that he co-founded. FBG was a privately held company established to take advantage of the rapidly growing electronic cigarette industry. In addition to being president of FBG, Mr. Stone held numerous positions at FBG, such as vice president of FBG’s supply chain and vice president of business insight management. Mr. Stone held these positions until FBG was acquired by Victory Electronic Cigarettes in February 2014.

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

Executive Compensation

The particulars of the compensation paid to the following persons:

(a) principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended February 28, 2018 and February 28, 2015; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 28, 2018 and February 28, 2014, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lewis “Spike” Humer	2018	—	—	—	—	—	—	—	—
Interim CEO	2017	—	—	—	—	—	—	—	—
Russell Stone	2018	—	—	—	—	—	—	—	—
COO, former CEO and interim CFO (3)	2017	—	—	—	—	—	—	—	—

(1)	Lewis Humer was appointed as an officer on July 8, 2015

(2)	Russell Stone was appointed as an officer on September 17, 2014.

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

Stock Option Plan

On June 9, 2014, the board of directors approved the 2014 Stock Awards Plan pursuant to which up to 10,000,000 common shares are authorized for issuance. As at February 28, 2018 there were no options on issues.

Outstanding Equity Awards at Fiscal Year End

Nil

Option Exercises

During our fiscal year ended February 28, 2018 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 15, 2015, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding common shares. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Russell G. Stone (3)	0 Direct	0.00%
2011 Ken Pratt Boulevard, Suite 210	16 Indirect	0.05%
Longmont, CO 80122

Lewis “Spike” Humer (4) (5) (6)	83 Direct	0.24%
2011 Ken Pratt Boulevard, Suite 210	1,500 Indirect	4.39%
Longmont, CO 80122

All officers and Directors as	83 Direct	0.24%
a Group (2 persons)	1,516 Indirect	4.44%

5% or more shareholders

Martin Tindall (5) (7)	1,823 Indirect	5.33%
c/o Kronos International Investments
2011 Ken Pratt Boulevard, Suite 210
Longmont, CO 80501

Typenex Corp. (8)	3,104 Direct	9.08%
303 E Wacker Dr Suite 1040 Chicago Illinois 60601

YP Holdings, LLC (9)	1,795 Direct	5.25%
6002 Costera Lane
Dallas, TX 75248

Cede & Co. (10)	20,953 Indirect	61.32%
55 Water Street
New York, NY 10041

CV Sciences, Inc. (11)	4,236 Direct	12.40%
2688 S Rainbow Boulevard
Las Vegas, NV 89146

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all common shares shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 34,171 issued and outstanding common shares as of February 28, 2018.

(3)	Russell G. Stone is an officer and a director of the Company. Includes indirect ownership of 2 common shares held by Mr. Stone’s spouse and 14 common shares held indirectly by Mr. Stone through a trust.

(4)	Lewis “Spike” Humer is a director of the Company. Includes direct ownership of 83 common shares and indirect ownership of 1,500 common shares held by Caduceus (1,500).

(5)	Caduceus Industries Ltd is controlled by Phoenix Pharms Capital Corporation.

(6)	Lewis “Spike” Humer, a director of the Company, is also an officer and a director Phoenix Bio Pharmaceuticals Corporation and Phoenix Pharms Capital Corporation.

(7)	Martin Tindall, an officer of Kronos International Investments and a director and officer of Phoenix Pharms Capital Corporation, and a director and promoter of Phoenix Bio Pharmaceuticals. Includes indirect ownership of 1,823 common shares held by Kronos International Investments (323) and Caduceus (1,500).

(8)	Typenex Corp. an unrelated party, holds 3,104 share of common stock having exercised its conversion rights on its note payable.

(9)	YP Holdings, LLC is owned by Michael Yurkowsky, an unrelated party. Includes 1,795 shares of common stock.

(10)	Cede & Co holds 20,953 shares of common stock for various parties.

(11)	CV Sciences, Inc. (formerly Cannavest Corporation), an unrelated party, holds 4,236 shares of common stock.

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

Phoenix Pharms Capital Corporation

Related Party Loan: On September 18, 2014, the Company advanced Phoenix Pharms a total of $85,000 as a short term loan. The loan bears a simple interest rate of 8% and was due and payable on November 30, 2014. As of February 29, 2016 principal and interest outstanding on this related party note total $53,492. As of February 28, 2018 principal and interest outstanding on this related party note total $39,892.

Russell Stone: Mr. Russell Stone, the Company’s Chief Operating Officer, holds approximately 14% of the outstanding common shares of Phoenix Pharms Capital Corporation indirectly through a trust.

Lewis “Spike” Humer:

Mr. Humer, a director of the Company and interim Chief Executive Officer, also serves as CEO and a director of Phoenix Bio Pharmaceuticals and CEO and a director of Phoenix Pharms Capital Corporation. As of August 2014, the Company engaged Mr. Humer as a consultant at a rate of $1,500 per week to assist the Company with its operations. As of February 28, 2015, the Company has paid Mr. Humer $19,000 and has accrued a related party payable to Mr. Humer of $27,000. During the year from March 1, 2015 to February 29, 2016, a further $81,000 was accrued to Mr. Humer. There were no further accruals from March 1, 2016 to February 28, 2018.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended February 28, 2018 and February 28, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended February 28, 2018		Year Ended February 28, 2017
Audit fees	$	Nil		$31,475
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
Total	$	Nil		$31,475

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.3	Certificate of Amendment filed May 2, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on June 3, 2010)
3.4	Certificate of Amendment filed July 20, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2011)
3.5*	Certificate of Amendment filed May 30, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on June 5, 2013)
(10)	Material Contracts
10.1	Form of Subscription Agreement (incorporated by reference to our Amended Registration statement on Form S-1/A filed on July 12, 2010)
10.2	Investor Relations Agreement between our company and LiveCall Investor Relations Company dated April 28, 2011 (incorporated by reference to our Annual Report on Form 10-K filed on June 14, 2011)
10.3	Participation Agreement between our company and Buckeye Exploration Company dated May 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 16, 2011)
10.4	Participation Agreement between our company and Premier Operating Company dated May 31, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2011)
10.5	Convertible Note between our company and Exchequer Finance Inc. dated March 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)
10.6	Stock Purchase Agreement (incorporated by reference to our Current Report on Form 8-K filed on March 6, 2014)
10.7	License Agreement with Phoenix Bio Pharmaceutical Corporation (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2014)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive Data Files
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

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

/s/Martin H. Tindall	Dated April 19, 2019
Martin H. Tindall
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Lewis “Spike” Humer	Dated April 19, 2019
Lewis “Spike” Humer
Director

/s/Martin H. Tindall	Dated April 19, 2019
Martin H. Tindall
Chief Executive Officer
Director