Form 10-Q
period 2018-05-31
Phoenix Life Sciences International Limited.
filed 2019-04-25
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2018

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

For the Quarter Ended May 31, 2018

Forward Looking Statements.

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

Phoenix Life Sciences International Limited

Consolidated Balance Sheets

	May 31, 2018 $	February 28, 2018 $
	Unaudited	Audited
ASSETS

Cash	652	697
Notes receivable, related party	235,752	235,752
Total Current Assets	236,404	236,449
Total Assets	236,404	236,449

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	518,310	518,310
Due to related parties	716,826	277,219
Derivative liability	369,841	—
Current Liabilities	1,604,977	795,529
Convertible notes payable, net	—	415,581
Derivative liability	—	390,009
Total Liabilities	1,604,977	1,601,119

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 990,000,000 common shares, par value of $0.001 per share
Issued and outstanding: 47,571 and 34,171 common shares, respectively	48	34
Issued and outstanding Preferred shares
Series B – 2,000,000	200	200
Series C – 995,600	100	100

Additional paid-in capital	17,921,854	17,785,335

Accumulated deficit during the development stage	(19,290,775)	(19,150,339)
Total Stockholders’ Equity (Deficit)	(1,368,573)	(1,364,670)
Total Liabilities and Stockholders’ Equity	236,404	236,449

(The accompanying notes are an integral part of these financial statements)

Phoenix Life Sciences International Limited

Consolidated Statements of Operations - Unaudited

	3 Months Ended
	May 31, 2018	May 31, 2017
Income Statement

Revenues	—	—
Cost of Sales	—	—
Gross Profit	—	—

Operating expenses
Product development expense	—	—
Sales and marketing expenses	—	—
Operations expense	—	—
General and administrative	45	267
Professional fees	—	—
Lease operating expenses	—	—
Total operating expenses	45	267

Loss before other expenses	(45)	(267)

Other income (expense)
Interest Income
Interest Expense	(24,027)	(19,225)
Settlement costs	(131,249)	—
Gain (loss) on derivative liability	14,885	203,801
Total other income (expense)	(140,391)	184,576

Net profit (loss)	(140,436)	184,309

Basic and diluted loss per common share:
Income (loss) from continuing operations	(4.01)	5.93
Basic and diluted loss per common share	($4.01)	$5.93
Weighted average shares outstanding - basic and diluted	34,981	31,067

(The accompanying notes are an integral part of these financial statements)

Phoenix Life Sciences International Limited

Consolidated Statements of Cash Flows

(Unaudited)

	3 Months Ended
	May 31, 2018	May 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	(140,436)	184,309

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash amortization of discount on Typenex note	—	—
Non-cash interest expense on convertible notes payable	24,027	19,225
Debt issuance costs	5,283	—
Non-cash (gain) on derivative liability	(20,168)	(203,801)
Non-cash stock compensation	131,249	—
Changes in operating assets and liabilities:
Accounts receivable	—	—
Inventory	—	—
Accounts payable and accruals	—	—
Net Cash provided by (used for) operating activities	(45)	(267)

CASH FLOWS FROM INVESTING ACTIVITIES:

Related party notes receivable	—	—

Net Cash Used in Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	—	—
Due to related parties	—	—
Net Cash Provided By Financing Activities	—	—

Increase (Decrease) in Cash - continuing operations	(45)	(267)

Cash - Beginning of Period - continuing operations	697	1,155
Cash - End of Period - continuing operations	652	888

Supplemental disclosures
Interest paid	—	—
Income tax paid	—	—
Non-cash issuance of stock for consulting agreements	—	—
Non-cash issuance of stock for settlement agreements	131,249	—

Non-cash issuance of stock for conversion of debt	5,283	—

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

The Company follows the accounting guidance outlines in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-K required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed here in, there have been no material change in the information disclosed in the notes to the financial statements for the year ended February 28, 2017 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 22, 2019. The interim unaudited financial statements presented herein are condensed and should be read in conjunction with those financial statements included in the Form 10-K. The interim disclosures generally do not repeat those in the annual statements. Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and a statement that all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments. Operating results for three months ended May 31, 2018 are not necessarily indicative results that may be expected for the year ended February 28, 2019.

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

Stock Split -on October 21, 2015 the Company’s Board of Directors declared a One for 10,000 reverse stock split on its common stock as of a record date of October 22, 2015. The effect of the stock split decreased the number of shares of common stock outstanding from 501,242,594 to 50,125. All common share and per common share data in these financial statements and related notes here to have been retroactively adjusted to account for the effect of the stock split for all periods presented. The total number of authorized common shares on the par value thereof was not changed by the split.

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

A significant item that requires management's estimates and assumptions is the valuation of intangible assets, valuation allowances for income tax, valuation of derivatives instruments and accrued liabilities, among others. Although management believes these estimates are reasonable, actual results could differ from these estimates.

Cash and cash equivalents - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At May 31, 2018 and February 28, 2018, the Company did not hold any cash equivalents.

Accounts receivable - Accounts receivable consists of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts receivable are carried at the original invoice amount less a reserve for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

Basic and Diluted Net Loss per Share - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 28, 2018 and May 31, 2018, the Company had no outstanding stock options. At May 31, 2018 and 2017, the Company had did not have potentially dilutive shares outstanding.

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

Comprehensive Loss - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2018 and 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Revenue Recognition –

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

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

The Company follows the guidelines in FASB Codification of ASC 810 “Consolidation” which indicates "a legal entity that is deemed to be a business need not be evaluated by a reporting entity to determine if the legal entity is a Variable Interest Entity (“VIE")” unless any one of four conditions exist:

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

A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of May 31, 2018.

4.	Intangible Assets

Effective September 1, 2014, the Company changed its method of computing amortization from a sales percentage method to the straight-line method for the intangible assets. An assessment of useful life and / or discounted cash flow of the intangible asset is made and where the value is overstated the value is impaired.

5.	Income Taxes

The deferred tax assets or liabilities represent the future tax benefits or cost of those differences. The Company’s principal deferred tax items arise from net operating losses. Net operating losses approximate $19,290,000 which expire in the years 2030 through 2039. The net operating loss results in a deferred tax asset of $2,893,500. As future earnings are uncertain, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

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

The Company has no unrecognized tax benefits at February 28, 2018. The Company’s income tax returns are subject to examination by federal and state tax authorities. Due to the failure to file its tax returns, all prior tax years are open to examination. The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the balance sheet. There were no interest and penalties paid or accrued during the years ended February 28, 2018.

6.	Subsidiary Companies

On March 17, 2014, MediHoldings, Inc. (“MediHoldings”), a Colorado corporation, was formed as a wholly-owned subsidiary of the Company.

On June 27, 2014, MediSales (CA), Inc. (“MediSales”), a California corporation, was formed as a wholly-owned subsidiary of the Company.

Both these subsidiaries as at May 31, 2018 had not traded and were inactive.

7.	Related Party Transactions

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

Kronos International Investments Ltd. (“Kronos”)

Sublease Agreement: Effective March 1, 2014, the Company entered into a Sublease Agreement with Kronos for a four (4) year term. Kronos’s CEO, Martin Tindall also provides advisory services to the Company. The monthly sublease rent is $2,500 per month. During the year ended February 29, 2016, the Company paid Kronos $7,500 in rent expense, and had previously paid security deposit of $1,250. In June 2015, the sublease was cancelled and the security deposit of $1,250 was offset against amounts owed to Kronos for advisory service fees. No payments were made to Kronos for the period March 1, 2016 and May 31, 2018.

Advisory Services: Effective March 1, 2014, the Company engaged Kronos to provide Advisory Services for a monthly retainer fee of $10,000 per month. The advisory services include and are not limited to accounting and corporate compliance, business development and strategic planning services, corporate advisory and operational oversight. For the year March 1, 2015 and February 29, 2016, expenses related to the Advisory Services were $120,000. There were no payments made for the period March 1, 2016 and May 31, 2018.

Phoenix Pharms Capital Corporation (“Phoenix Pharms”)

Related Party Loan: On September 18, 2014, the Company advanced Phoenix Pharms a total of $85,000 as a short term loan. The loan bears a simple interest rate of 8% and was due and payable on May 31, 2014. As of February 28, 2016, the Company has received principal payments totaling $26,425 including cash payment of $15,900, and expense offset $10,525. As of February 28, 2016, accrued interest on this loan is $2,687. As of May 31, 2018, the outstanding balance due the Company on this related party loan is $39,892.

Russell Stone: Mr. Russell Stone, the Company’s Chief Operating Officer, holds approximately 14% of the outstanding common shares of Phoenix Pharms Capital Corporation indirectly through a trust.

Lewis “Spike” Humer:

Mr. Humer, the interim Chief Executive officer and a director of the Company, serves as CEO and a director of Phoenix Bio Pharmaceuticals and CEO and a director of Phoenix Pharms Capital Corporation. As of August 2014, the Company began paying Mr. Humer a consulting fee of $1,500 per week. As of February 28, 2015, the Company has paid Mr. Humer $19,000 and has accrued a related party payable to Mr. Humer of $27,000. During the year from March 1, 2015 to February 29, 2016, a further $81,000 was accrued to Mr. Humer. There were no further accruals from March 1, 2016 to May 31, 2018.

Phoenix Life Sciences International Limited (CA)

On or about June 24, 2014, the Company entered into a Convertible Promissory Note with a face value of $1,105,000 (the “Note”) by and between the Company and Typenex Co-Investment, LLC (“Typenex”). On or about April 19, 2018, the Phoenix Life Sciences International Ltd, a Canadian Corporation (“PLSI CA”) acquired the entirety of the Notes outstanding principal and interest balance from Typenex. Mr. Tindall is a Director of PLSI CA.

8.	Common Stock

The Company has authorized 990,000,000 shares of its common stock, $0.001 par value. On February 28, 2018 and May 31, 2018 there were 34,171 and 47,571shares of common stock on issue, respectively.

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

As at February 28, 2018 and May 31, 2018, Phoenix Bio Pharmaceuticals Corporation held 2,000,000 Series B Preferred Shares. YP Holdings, LLC had been issued 1,000,000 Series C Preferred Shares. but had converted 4,400 into common shares and therefore held 995,600 Series C Preferred Shares.

10.	Common Stock Options

As at May 31, 2018 and February 28, 2018 there were no common stock options on issue.

11.	Convertible Promissory Note

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

Notice of Conversion – Between February 28, 2018 and May 31, 2018, the Company received a conversion notice from its noteholder on the Typenex Note to convert principal on the Typenex Note into shares of the Company’s Common Stock at a market price as defined by the Typenex Note.

Date of Notice	Principal	Market Price*	Conversion Shares	True Up Shares	Total Shares Issued
April 4, 2018	$5,283	$5.87	900	—	900

*Market Price as defined by the Typenex Note

On or about April 19, 2018, the Phoenix Life Sciences International Ltd, a Canadian Corporation (“PLSI CA”) acquired the entirety of the Notes outstanding principal and interest balance from Typenex

12.	Settlements

NMS Advisors were previously engaged as the Investment Bankers for the Company. In May 2019, the Company issued 12,500 shares at $10.50 to settle any potential claims against the Company for these services and NMS provided full release of the Company from any claims. Trevor Saliba, as principal of NMS Advisors instructed the Company that the shares be issued in his name directly. The release included the Company, previous and future officers and successors.

13.	Subsequent Events

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

On October 03, 2018, the Company agreed to issue 48,000 shares of restricted common stock to KHAOS Media Group as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act for services previously rendered and invoiced between March and December 2014. A further 152,000 shares were issued as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act for services post those dates.

On November 2, 2018, FINRA confirmed the name change and change of symbol to “PLSI”

On November 9, 2018, the Company announced that 2,000,000 Series C Preferred Stock had been cancelled and all convertible debt had been retired. There was no outstanding preferred stock on issue as at this day.

On December 4, 2018, the Company issued 229,600 common shares as part of settlement agreements.

On December 17, 2018, the Company issued 675,028 common shares which included 191,668 common shares as part of settlement agreements and 483,360 common shares issued as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act

On January 11, 2019, the Company issued 500,600 common shares to YP Holding, LLC. as part of a settlement agreement which included cancellation of 1,000,000 Series C Preferred Shares.

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

Consolidated Results of Operations

On March 1, 2014, the Company discontinued its previous operations as an oil and gas enterprise to pursue its new operations as a medical cannabis sales and distribution company. The results of operations for the three ended May 31, 2018 represent results of the business.

Revenue for the three months ended May 31, 2018 and 2017 was $0.

Cost of Sales for the three months ended May 31, 2018 and 2017 was $0.

Product development expense for the three months ended May 31, 2018 and 2017 was $0.

Sales and marketing expenses for the three months ended May 31, 2018 and 2017 were $0.

Operations expenses for the three months ended May 31, 2018 and 2017 were $0.

General and administrative expenses for the three months ended May 31, 2018 and 2017 were $45 and $267 respectively. General and administrative expenses generally include costs for running the company’s administrative office and have been reduced to a minimum in last two years.

Professional fees for the three months ended May 31, 2018 and 2017 were $0 and $0 respectively. Professional fees consist of cost of financing, legal, accounting, consulting and advisory services with expenditure on professional services cut to a minimum.

Lease operating expenses for the three months ended May 31, 2018 and 2017 were $0.

Other income and expenses for the three ended May 31, 2018 and 2017 were net expenses of $140,391 and net income of $184,576 respectively, for interest, amortization of a convertible note and loss on a derivative liability. The increase this period was due to gain on a derivative.

Net loss for the three ended May 31, 2018 were $140,436 compared to a net profit of $184,309 for three months to May 31, 2017 with the change due primarily to the loss on a derivative, interest expense and settlement expenses of $131,249. this period

Liquidity and Capital Resources

At May 31, 2018, the Company had a cash balance of $652 compared with $697 at February 28, 2018. The decrease in cash was cash used for administration expenses as described above.

Cash flow from Operating Activities. During the three months ended May 31, 2018, the Company used $45 in cash for operating activities for the current operations. During the three months ended May 31, 2017, the Company used $267 for operating activities.

Cash flow from Investing Activities. During the three months ended May 31, 2018 and May 31, 2017, the Company received $0 for investing activities.

Cash flow from Financing Activities. During the three months ended May 31, 2018 and 2017 , the Company received proceeds of $0.

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

Revenue Recognition. The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

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

Item 4. Controls and Procedures

During the period ended May 31, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2018. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of May 31, 2018 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On April 4, 2018, the Company issued 900 shares of common stock to Typenex from the conversion of the total principal amount of $5,283 under a Warrant Agreement.

On May 29, 2018, the Company issued 12,500 shares to Trevor Saliba in respect of a settlement agreement between the Company and Mr. Saliba.

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

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

/s/Martin H. Tindall	Dated April 24, 2019
Martin H. Tindall
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Martin H. Tindall	Dated April 24, 2019
Martin H. Tindall
Chief Executive Officer
Director

/s/Geoffrey K. Boynton	Dated April 24, 2019
Geoffrey K. Boynton
Chief Financial Officer
Director