Form 10-Q
period 2018-11-30
Phoenix Life Sciences International Limited.
filed 2019-05-24
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2018

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

Phoenix Life Sciences International Limited

 FORM 10-Q

For the Quarter Ended November 30, 2018

Forward Looking Statements.

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Balance Sheets

	November 30, 2018 $	February 29, 2018 $
	Unaudited	Audited
ASSETS

Cash	6,923	697
Notes receivable, related party	—	235,752
Trade account	299,000
Prepayments	1,525,625	—
Total Current Assets	1,831,548	236,449
Intellectual Property including formulations	6,000,000	—
Total Assets	7,831,548	236,449

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	933,131	518,310
Due to related parties	352,057	277,219
Current Liabilities	1,285,188	795,529
Convertible notes payable, net	—	415,581
Derivative liability, Typenex Note	—	390,009
Total Liabilities	1,285,188	1,601,119

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 990,000,000 common shares, par value of $0.001 per share
Issued and outstanding: 30,810,346 and 34,171 common shares respectively	30,810	34
Issued and outstanding Preferred shares
Series B – 2,000,000	—	200
Series C – 995,600	100	100

Additional paid-in capital	29,959,705	17,785,335

Accumulated deficit during the development stage	(23,444,255)	(19,150,339)
Total Stockholders’ Equity (Deficit)	6,546,360	(1,364,670)
Total Liabilities and Stockholders’ Equity	7,831,548	236,449

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Operations - Unaudited

	3 Months Ended		9 Months Ended
	Nov. 30, 2018	Nov. 30, 2017	Nov. 30, 2018	Nov. 30, 2017
Income Statement

Revenues	—	—	—	—
Cost of Sales	—	—	—	—
Gross Profit	—	—	—	—

Operating expenses
Amortization expense	—	—	—	—
Product development expense	—	—	—	—
Sales and marketing expenses	—	—	—	—
Operations expense	1,401,801	—	1,401,801	—
General and administrative	57,233	30	57,278	406
Professional fees	152,939	—	152,939	—
Lease operating expenses	—	—	—	—
Total operating expenses	1,611,973	30	1,612,018	406

Loss before other expenses	(1,611,973)	(30)	(1,612,018)	(406)

Other income (expense)
Interest Income	2	—	2	—
Interest Expense	—	(21,271)	(49,442)	(60,831)
Settlement expenses	(1,518,920)	—	(1,650,170)	—
Gain (Loss) on currency conversion	(11,000)	—	(11,000)	—
Gain (loss) on derivative liability	254,128	20,957	—	248,336
Total other income (expense)	(1,275,790)	(314)	(1,710,610)	187,505

Net profit (loss)	(2,887,763)	(344)	(3,322,628)	187,099
Basic and diluted loss per common share:
Income (loss) from continuing operations	(0.19)	(0.01)	(0.67)	6.02
Basic and diluted loss per common share	($0.19)	($0.01)	($0.67)	$6.02
Weighted average shares outstanding - basic and diluted	15,046,358	31,067	4,971,644	31,067

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Cash Flows

(Unaudited)

	9 Months Ended
	Nov. 30, 2018	Nov. 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net profit (loss)	(3,322,638)	187,099

Loss from discontinued operations	—	—

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation	3,726,855	—
Non-cash interest expense on convertible notes payable	49,442	60,831
Debt issuance costs	5,283	—
Non-cash loss (gain) on derivative liability	—	(248,336)
Changes in operating assets and liabilities:
Accounts receivable	—	—
Deposit	—	—
Trade account	(299,000)
Prepaid expense and deposits	(1,025,625)	—
Accounts payable and accruals	316,231	—
Net Cash provided by (used for) operating activities	(549,442)	(406)

CASH FLOWS FROM INVESTING ACTIVITIES:

Related party notes receivable	—	—
Net Cash provided by (used in) Investing Activities - continuing operations	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loans	23,427	—
Due to related parties	—	—
Proceeds from issuance of common shares	532,241	—
Net Cash Provided By Financing Activities - continuing operations	555,668	—

Increase (Decrease) in Cash - continuing operations	6,226	(406)

Cash - Beginning of Period - continuing operations	697	1,155
Cash - End of Period - continuing operations	6,923	749

Supplemental disclosures
Interest paid	—	—
Income tax paid	—	—
Non-cash issuance of stock for consulting agreements	2,076,685	—
Non-cash issuance of stock settlement agreements	1,650,170	—
Non-cash issuance of stock for distribution agreement	—	—
Non-cash issuance of stock for conversion of debt	5,283	—

(The accompanying notes are an integral part of these financial statements)

1.	Nature of Operations and Continuance of Business

The company was incorporated in the State of Nevada on April 21, 2009 under the name Mokita Exploration, Ltd. (the “Company”). On February 27, 2017, there was a change of control of the Company. On February 28, 2017, our board of directors and a majority of holders of the Company’s voting securities approved a change of name of the Company to MediJane Holdings Inc. A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on March 4, 2017. A Certificate of Correction was subsequently filed with the Nevada Secretary of State on March 6, 2017 to correct a spelling error in the Company’s new name. These amendments have been reviewed by FINRA and were approved for filing with an effective date of March 12, 2017. The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on March 12, 2017 under our new ticker symbol “MJMD”.

On March 8, 2017 the Company filed an Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada. As a result of the Amendment, the Company changed its name with the State of Nevada from MediJane Holdings, Inc. to Stem Bioscience, Inc.

In May 2018, the Company again changed its name to Phoenix Life Sciences International Limited. A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on May 31, 2018. The name change was accepted by FINRA and became effective with the Over-the- Counter Bulletin Board on November 2, 2018 with the trading symbol “PLSI”.

In September 2018, the Company completed a merger and consolidation with Phoenix Life Sciences International Limited (Canada) and related Phoenix Life Sciences International Limited (Vanuatu) became a wholly owned subsidiary. As part of the consolidation, the Series B Preferred Shares owned by Phoenix Bio Pharmaceuticals that were previously authorized to be cancelled were finally cancelled. Phoenix Life Sciences International Limited (Nevada) had entered into asset purchase agreements with Phoenix Life Sciences Inc, Phoenix BioPharmaceuticals Corporation, Phoenix Pharms Capital Corporation and Phoenix Pharms Inc to consolidate all assets, liabilities, trade secrets, knowhow, diagrams and business plans, as well as all government relationships and pending contracts. Other than as specifically negotiated with former employees, contractors and officers, all shareholders were provided with a share exchange whereby they received one share of the Company for one share previously owned in one of these Companies.

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

Phoenix Life Sciences International Limited (Canada) and Phoenix Life Sciences International Limited (Nevada) commenced the consolidation of business in 2018. During that time, affiliates of the Company provided certain working capital and covering of costs related to the consolidation. Subsequently the Company has entered into subscription agreements with certain affiliates and key non-affiliate investors to provide a total of approximately USD $2.1million of financing. Shares of common stock issued for this total financing represent approximately 800,000. The key non-affiliate investor who had previously entered into a subscription agreement to purchase USD $20 million of shares at $10 per share with Phoenix Life Sciences International Limited (Canada) has entered into an agreement to exchange the subscription for warrants to purchase Company common stock at a price of $10, with the purchases to be completed by December 31, 2019.

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

The Company follows the accounting guidance outlines in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-K required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed here in, there have been no material change in the information disclosed in the notes to the financial statements for the year ended February 28, 2018 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 22, 2019. The interim unaudited financial statements presented herein are condensed and should be read in conjunction with those financial statements included in the Form 10-K. The interim disclosures generally do not repeat those in the annual statements. Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and a statement that all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments. Operating results for nine months ended November 30, are not necessarily indicative results that may be expected for the year ended February 28, 2019.

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

Cash and cash equivalents – The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At November 30, 2018 and February 28, 2018, the Company did not hold any cash equivalents.

Accounts receivable – Accounts receivable consists of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts receivable are carried at the original invoice amount less a reserve for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

Basic and Diluted Net Loss per Share – The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 28, 2018 and November 30, 2018, the Company had outstanding stock options outstanding, the Company does not deem these options to be dilutive as the exercise price exceeds the current fair market value of the Company’s common stock. At November 30, 2018 and 2017, the Company had did not have potentially dilutive shares outstanding.

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

Comprehensive Loss – ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2018 and 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of November 30, 2018.

4.	Intangible Assets

Effective September 1, 2017, the Company changed its method of computing amortization from a sales percentage method to the straight-line method for the intangible assets. An assessment of useful life and / or discounted cash flow of the intangible asset is made and where the value is overstated the value is impaired.

5.	Income Taxes

The deferred tax assets or liabilities represent the future tax benefits or cost of those differences. The Company’s principal deferred tax items arise from net operating losses. Net operating losses approximate $25,442,000 which expire in the years 2030 through 2038. The net operating loss results in a deferred tax asset of $3,816,000. As future earnings are uncertain, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

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

On March 17, 2017, MediHoldings, Inc. (“MediHoldings”), a Colorado corporation, was formed as a wholly-owned subsidiary of the Company.

On June 27, 2017, MediSales (CA), Inc. (“MediSales”), a California corporation, was formed as a wholly-owned subsidiary of the Company.

Both these subsidiaries as at November 30, 2018 had not traded and were inactive.

On September 18, 2018, with the merger with Phoenix Life Sciences International Limited (Canada), the Company gained an Australian Incorporated subsidiary, Phoenix Life Sciences (Australia) Pty Ltd.

7.	Related Party Transactions

Russell Stone

Mr. Russell Stone, the Company’s former Chief Operating Officer, entered into a settlement agreement with the Company for unpaid services where he would be paid $125,000 over a maximum of 24 months. As at November 30, 2018, Mr. Stone was still owed $85,000.

Mr. Stone prior held approximately 14% of the outstanding common shares of Phoenix Pharms Capital Corporation (PPCC) indirectly through a trust, prior to PPCC being sold into Phoenix Life Sciences International Limited (a Canadian Corporation).

On September 22, 2018, the Company’s Board of Directors accepted the resignation of Russell Stone from his position as a Director.

Martin Tindall

Mr. Martin Tindall join the Board as Chief Executive Officer on October 3, 2018. Previous Mr. Tindall had assisted Company with business development activities through the Advisory Services Agreement. Mr. Tindall serviced as CFO and a Director of Phoenix Pharms Capital Corporation, a director of Phoenix Bio Pharmaceuticals Inc. and a director of Phoenix Life Sciences International Limited (a Canadian Corporation) which were all vended into the Company on September 18, 2018.

Lewis “Spike” Humer:

Mr. Lewis “Spike” Humer was previously the interim Chief Executive Officer and a director of the Company. After the merger he stepped down from an executive role but remains on the Board and has been appointed Non-executive Chairman. He also previously served as CEO and a director of Phoenix Bio Pharmaceuticals and CEO and a director of Phoenix Pharms Capital Corporation, which were part of the merger. A settlement agreement has been reached with Mr. Humer for unpaid services, prior to the merger where he would be paid $125,000 plus $5,000 in unpaid expenses with the money to be paid over a maximum of 24 months and issued 100,000 common shares in the Company. Mr. Humer was owed $90,000 as at November 30, 2018.

8.	Preferred Stock

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

As at February 28, 2018, Phoenix Bio Pharmaceuticals Corporation held 2,000,000 Series B Preferred Shares. On September 21, 2018, the Company announced it had obtained consent from the holder, Phoenix Bio Pharmaceuticals Corporation for the cancellation of 2,000,000 Preferred Series B shares in the Company in connection with the restructure of the Company and merger with Phoenix Life Sciences International Limited, a Canadian Corporation therefore there were no Series B Preferred Shares on issue at November 30, 2018.

As at February 28, 2018 and November 30, 2018 YP Holdings LLC had been issued 1,000,000 Series C Preferred Shares, but had converted 4,400 into common shares and therefore held 995,600 Series C Preferred Shares. However subsequently agreement was reached to cancel all outstanding Series C Preferred Shares.

9.	Common Stock

The Company has authorized 990,000,000 shares of its common stock, $0.001 par value. As at February 28, 2018 there were 34,171 shares of common stock on issue, respectively.

On April 4, 2018 the Company received a conversion notice from its noteholder on the Typenex Note to convert principal on the Typenex Note into shares of the Company’s Common Stock at a market price as defined by the Typenex Note. Accordingly the Company issued 900 shares at an issue price of $5.87.

On May 29, 2018 the Company issued 12,500 shares at $10.50 per share to Trevor Saliba as part of a settlement agreement as detailed below.

On September 24, 2018, the Company issued 30,502,375 shares of common stock bearing the restricted legend without registration (the “Issued Shares”). Of these, 29,802,375 shares were issued in reliance on Rule 802 under the Securities Act in a 1:1 share exchange related to the merger of PLSI CA and the company as described above, and 700,000 shares were issued as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act. A further 60,400 were issued as part of the merger in reliance on Rule 802 under the Securities Act in a 1:1 share exchange related to the merger of PLSI CA All of the Issued Shares were issued in private transactions, and the company received no proceeds from the Issued Shares.

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

As at November 30, 2018 there were 30,810,346 shares of common stock on issue.

10.	Common Stock Options

As at November 30, 2018 and February 29, 2018 there were no common stock options on issue

11.	Convertible Promissory Note

On June 24, 2017, the Company entered into a securities purchase agreement with Typenex Co-Investment, LLC, a Utah limited liability company. Under this agreement, the Company has issued a secured convertible promissory note in the original principal amount of $1,105,000, deliverable in eleven tranches (the “Typenex Note”). On the closing date, Typenex delivered the initial cash purchase price of $150,000, plus any interest, costs, fees or charges accrued under the Typenex Note, including the original issue discount of $20,000. The outstanding principal and accrued and unpaid interest on the Typenex Note is convertible at any time into shares of common stock at a conversion price of $1.00, subject to adjustment as described below (the “Lender Conversion Price”). As of June 24, 2017, the Company evaluated the Beneficial Conversion Feature under this note and determined as of June 24, 2017, there was no beneficial conversion feature as the Lender Conversion Price exceeded the fair market value of the Company’s common stock.

As of November 30, 2017, the company has received net proceeds of $135,000 related to this convertible promissory note, representing $150,000 less financing costs of $15,000. During the nine months ended November 30, 2017 the Company has recorded interest expense of $7,725, and amortization expense of $554,413 related to the amortization of the original issue discount and the full-value of the warrant discussed below ($552,500).

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

A warrant to purchase shares of the Company has been issued to Typenex as of June 24, 2017. This warrant grants Typenex the ability to purchase a number of fully paid and non-assessable shares of the Company’s stock, par value $0.001, equal to $552,500 divided by the market price. This warrant is issued pursuant to the terms of the securities purchase agreement as described above.

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

Notice of Default – On January 9, 2015, the Company received a Notice of Default from Typenex under the Convertible Promissory Note described in Note 12 above. In the letter, the noteholder described two major defaults where the Company failed to meet its obligations under the Typenex Note. The first default was triggered on December 16, 2017 related to a request from the noteholder to increase the number of shares reserved for issuance under the Typenex Note on the books of the Company’s transfer agent. The second default was triggered on December 27, 2017, when the Company failed to make its first installment payment of $61,888.89 according to the terms of the Typenex Note. Each default triggered a penalty of 115% of the then outstanding principal and accrued and unpaid interest and triggers the interest rate to 22%. As of January 9, 2015, the outstanding principal, accrued interest and accrued penalties on the Typenex Note was $239,483.61. On January 23, 2015, the Company satisfied its first default by instructing its transfer agent to reserve a total of 50,925,000 shares of common stock covering the potential conversion of the original principal value of the Typenex Note ($1,100,000) plus common shares issuable upon the exercise of warrants underlying the Typenex Note. On February 12, 2015, the Company received a notice from Typenex waiving the penalties on the December 16, 2017 default and waived $26,755.16 of penalties imposed on December 16, 2017. Under the terms of the Typenex Note, the Lenders Conversion Price will reset to 60% of the average of the three lowest closing bid prices of the Company’s common stock in the 20 days prior to conversion. As of December 16, 2017, the Company has re-evaluated the beneficial conversion feature under the Typenex Note and has recorded a liability for the beneficial conversion feature totaling $230,392. This discount will be amortized over the remaining life of the Typenex Note.

On February 3, 2015, the Company exercised its borrower offset right under the Typenex Note. Through this offset right, the Company is entitled to deduct and offset any amount owing by Typenex under the initial securities purchase agreement dated June 24, 2017 from any amount owed by the Company under the note. The combined balance of the secured investor notes and the investor notes as of the January 28, 2015 offset date was $890,800. In addition, the note balance prior to the offset included $85,000 of unearned original issue discounts.

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

Further, the Company acknowledges that the investor pledge agreement, dated June 24, 2017, and all security interests granted thereunder with respect to the collateral (as defined in the investor pledge agreement) have terminated and all such security interests shall be deemed released.

Notice of Conversion – Between August 31, 2018 and November 30, 2018 the Company has received no conversion notices from its noteholder on the Typenex Note to convert principal on the Typenex Warrant into shares of the Company’s Common Stock at a market price as defined by the Typenex Note.

On or about June 24, 2017, the Company entered into a Convertible Promissory Note with a face value of $1,105,000 (the “Note”) by and between the Company and Typenex Co-Investment, LLC (“Typenex”).

On or about April 19, 2018, the Phoenix Life Sciences International Ltd, a Canadian Corporation (“PLSI CA”) acquired the entirety of the Notes outstanding principal and interest balance from Typenex. Upon the completion of the merger, that Note was conveyed to the Company.

On September 22, 2018, the Company’s Board of Directors resolved to deem the acquired Notes principal balance satisfied, and to terminate the Note and any and all rights and obligations arising thereunder, including without limitation the cancellation of all outstanding Warrants issued to Typenex under the Note. This also meant that the derivative liability carried on the balance sheet was retired.

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

13.	Subsequent Events

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

Issuance of Common Stock: On April 2, 2019 the Company issued 151,216 common share for cash consideration.

Issuance of Common Stock: On April 25, 2019 the Company issued 100,000 common share for cash consideration.

Capital Raising: On April 30, 2019 the Company announced that it intended to raise up $40,000,000 from professional investors. The Company will file a Form D with SEC for a 506c capital raise.

Issuance of Common Stock: On May 1, 2019 the Company issued 155,452 common share which included 137,523 common shares issued as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act and 17,929 for cash consideration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was incorporated in the State of Nevada on April 21, 2009, under the name Mokita Exploration, Ltd. On February 5, 2010, the Company filed a Certificate of Amendment to the Articles of Incorporation changing our name to Mokita, Inc. On February 27, 2017, there was a change of control of the Company. On February 28, 2017, our board of directors and a majority of holders of the Company’s voting securities approved a change of name of the Company to MediJane Holdings Inc. A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on March 4, 2017. A Certificate of Correction was subsequently filed with the Nevada Secretary of State on March 6, 2017 to correct a spelling error in the Company’s new name. These amendments have been reviewed by FINRA and were approved for filing with an effective date of March 10, 2017. The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on March 10, 2017 under our new ticker symbol “MJMD”.

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

After the change of control on February 27, 2017, the Company became a medical delivery systems company with a pharmaceutical approach to cannabinoid treatment of various illnesses with medical cannabis.

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

The Company’s focus is on creating healthcare solutions with a specific focus on the use of cannabinoids to manage a broad range of health conditions, both generically and through our proprietary formulations. We are focused on establishing farming operations and pharmaceutical manufacturing laboratories using specific strains of the cannabis sativa plant and other cannabinoids as a base element in the range of products produced and sold. Our goal is to research, produce, and distribute products around the globe that target and treat; diabetes, cancer, pain, autoimmune, psychological, neurological, and sleep disorders. These categories include conditions that affect hundreds of millions of patients worldwide.

The initial products that Phoenix Life intends to manufacture and distribute is Phoenix Metabolic. Extracted from specific strains of cannabis sativa, Phoenix Metabolic has been developed to provide a safe, non-toxic and efficacious way to manage blood sugar levels and diabetic complications. This is based on mounting levels of data supporting the use of cannabinoids in the management of diabetes and clinical experience of Phoenix Life’s U.S. Diabetes Director.

We plan to build an integrated healthcare organization by creating products and programs using emerging biological products such as cannabinoid plant extracts. We intend to deliver these programs through managed agriculture, pharmaceutical production, physician education and national networks of community clinic and dispensing pharmacies, combined with wholesale and distribution networks. Leading formulators have developed a range of pharmaceutical-grade products from the cannabis plant. The Company will utilize its intellectual property in extraction technology, proprietary compounds, delivery systems, and distribution to produce high-quality products in terms of control, consistency, accountability, and packaging.

We anticipate that our delivery systems will include oral soft gel capsules, thin film dissolvable strips, transdermal patches, sublingual oral sprays, suppositories and topical creams.

We initially intend to produce our products, in the Republic of Vanuatu, using cannabinoids derived from various strains of cannabis sativa. Several of these strains may be classified as Industrial hemp. Industrial Hemp has been defined, accordingly, as an exclusion/exception to the Controlled Substances Act (“CSA”), as, “the plant Cannabis sativa L. and any part of such plant, whether growing or not, with a delta-9 tetrahydrocannabinol (“THC”) concentration of not more than 0.3 percent on a dry weight basis.” Although it is clear that marijuana, or “marihuana,” is a Schedule I controlled substance under the CSA, not all parts of the Cannabis sativa L. plant are considered “marihuana” under the federal definition. Moreover, as set forth in the Agriculture Act of 2016 (commonly known as the Farm Bill), the entire industrial hemp plant is lawful and is not subject to the CSA.

Phoenix Life’s Vanuatu operation is licensed as a pharmaceutical manufacturer and following completion of legislation, be licensed for cultivation and export of cannabis derived products. While, the United States maintains cannabis sativa, and specifically THC as a Schedule 1 Controlled Substance, the Republic of Vanuatu has joined over forty-five (45) countries, including Canada, Australia, New Zealand and the United Kingdom in legalizing cannabis for medical use.

Our business strategy includes providing capital to a series of fully or partially owned laboratories and ventures with medical professionals, researchers, cannabinoid related projects and pharmacists. We will provide access to intellectual property and distribution networks, plus a range of services that will include the following: preparing the legal framework, purchasing of real estate, building of production facilities, community clinics and dispensing pharmacies and retail outlets as well as operating of health and wellness centers.

We believe that we are positioned to earn revenue through the sales of products through supplying products and services to national healthcare systems, doctors’ offices, pharmacies, ecommerce and our community clinic and dispensing pharmacy network and leveraging the high margins created between being a pharmaceutical producer, growing and manufacturing in equatorial developing national and being part of the world’s fastest growing industry – medical cannabis.

Consolidated Results of Operations

The results of operations for the three and nine months ended November 30, 2018 represent results of the business as a healthcare solutions and pharmaceutical manufacturing distribution company, focused on products derived from the cannabis plant.

Revenues for the three months ended November 30, 2018 and 2017 were $0. Revenues for the nine months ended November 30, 2018 and 2017 were $0.

Cost of sales for the three months ended November 30, 2018 and 2017 were $0. Cost of Sales for the nine months ended November 30, 2018 and 2017 were $0.

Product development expense for the three ended November 30, 2018 and 2017 were $0. Product development expenses for the nine months ended November 30, 2018 and 2017 were $0.

Sales and marketing expenses for the three months ended November 30, 2018 and 2017 were $0. Sales and marketing expenses for the nine months ended November 30, 2018 and 2017 were $0. Sales and marketing expenses have been curtailed due to the lack of funds.

Operations expenses for the three months ended November 30, 2018 and 2017 were $1,401,801 and $0, respectively. Operations expenses for the nine months ended November 30, 2018 and 2017 were $1,401,801 were $0, respectively.

General and administrative expenses for the three months ended November 30, 2018 and 2017 were $57,233 and $30, respectively. General and administrative expenses for the nine months ended November 30, 2018 and 2017 were $57,278 and $406, respectively. General and administrative expenses generally include costs for running the Company’s administrative office. Costs have increased as the Company seeks to rejuvenate.

Professional fees for the three months ended November 30, 2018 and 2017 were $152,939 and $0, respectively. Professional fees for the nine months ended November 30, 2018 and 2017 were $152,939 and $0, respectively. Professional fees consist of cost of financing, legal, accounting, consulting and advisory services. Again as the Company is now active, professional fee expenses have risen.

Lease operating expenses for the three months ended November 30, 2018 and 2017 were $0. Lease operating expenses for the nine months ended November 30, 2018 and 2017 were $0.

Other income and expenses for the three months ended November 30, 2018 and 2017 were net expense of $1,275,790 and $314, respectively. Other income and expense for the nine months ended November 30, 2018 and 2017 were a net expense of $1,710,610 and a net income of $187,505, respectively. The increase in other expenses in the 2018 periods from the 2017 periods are due to non-cash expenses related to settlement costs to various parties.

Net loss for the three months ended November 30, 2018 and 2017 was $2,887,763 and $344, respectively. Net loss for the nine months ended November 30, 2018 was $3,322,628 and a net profit for 2017 of $187,099. The loss in 2018 was primarily due to settlement costs and services, both of which were paid using common shares.

Liquidity and Capital Resources

At November 30, 2018, the Company had a cash balance of $6,923 compared with $697 at February 28, 2018. The increase in cash was cash raised through share issues.

Cash flow from Operating Activities. During the nine months ended November 30, 2018 and 2017, the Company used $549,442 and $406, respectively, in cash for operating activities for its current operations.

Cash flow from Investing Activities. During the nine months ended November 30, 2018 and 2017, the Company received $0 for investing activities.

Cash flow from Financing Activities. During the nine months ended November 30, 2018 and 2017, the Company received $555,668 and $0 from financing activities, respectively. Majority of the cash raised through financing activities was from common share issues.

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

Item 4. Controls and Procedures

During the period ended November 30, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of November 30, 2017. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of November 30, 2018 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.	Risk Factors Not applicable for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2018, the Company issued 30,502,375 shares of common stock bearing the restricted legend without registration (the “Issued Shares”). Of these, 29,802,375 shares were issued in reliance on Rule 802 under the Securities Act in a 1:1 share exchange related to the merger of PLSI CA and the company as described above, and 700,000 shares were issued as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act. A further 60,400 were issued as part of the merger in reliance on Rule 802 under the Securities Act in a 1:1 share exchange related to the merger of PLSI CA All of the Issued Shares were issued in private transactions, and the company received no proceeds from the Issued Shares.

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

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibit

Exhibit 31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

/s/Martin H. Tindall	Dated May 24, 2019
Martin H. Tindall
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Martin H. Tindall	Dated May 24, 2019
Martin H. Tindall
Chief Executive Officer
Director

/s/Geoffrey K. Boynton	Dated May 24, 2019
Geoffrey K. Boynton
Chief Financial Officer
Director