Form 10-K
period 2019-02-28
Phoenix Life Sciences International Limited.
filed 2020-04-10
CIK 1493212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ______________

Commission file number 333-167275

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

(Exact name of Company as specified in its charter)

Nevada	46-0525378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4262 Blue Diamond Road #102-277, Las Vegas, NV	89139
(Address of principal executive offices)	(Zip Code)

Company's telephone number, including area code: (720) 699-7222

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable

(Title of class)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [   ] No [X]

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [   ]

Indicate by check mark whether the Company has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Company was $26,429,744 based on a $2.74 average bid and asked price of such common equity, as of August 31, 2019, the last business day of the second quarter of the Company’s most recently completed fiscal year.

Indicate the number of shares outstanding of each of the Company’s classes of common stock as of the latest practicable date: 10,762,097 common shares as of August 31, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

USE OF MARKET AND INDUSTRY DATA

This Form 10-K includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries or through the management of companies from which we intend to acquire interests of from the proceeds of this Offering. While our management believes the third-party sources referred to in this Form 10-K are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Form 10-K or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Form 10-K to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Form 10-K.

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

Except as otherwise indicated by the context, references in this report to “we”, “us”, “our” are references to Phoenix Life Sciences International Limited, formerly MediJane Holdings, Inc.

General Overview

We were incorporated in Nevada on April 21, 2009 under the name Mokita Exploration, Ltd. to develop our business as a mineral exploration company, however, due to the scarcity of potentially profitable mining properties, we restructured our business strategy to provide Canadian credit card payment services. To reflect this new business focus, on February 5, 2010, we filed a Certificate of Amendment to our Articles of Incorporation and changed our name to Mokita, Inc.

In April 2011, we intended to enter the oil and gas industry. On July 20, 2011, we filed a Certificate of Amendment to the Articles of Incorporation changing our name to Mokita Ventures, Inc., to reflect our new business plan, which name was rejected by the Financial Industry Regulatory Authority (“FINRA”) and on May 30, 2013, we filed a Certificate of Amendment to the Articles of Incorporation to restore our name to Mokita, Inc.

On February 27, 2014, we had a change of control as a result of Irma Colon-Alonso resigning as our officer/director and Ronald Lusk being appointed our President/CEO/Director; the following day, February 28, 2014, our board of directors and a majority of our voting securities approved a change of name to MediJane Holdings Inc. A Certificate of Amendment to affect that name change became effective with the Nevada Secretary of State on March 4, 2014 and was approved by FINRA, effective as of March 10, 2014. The name change was effective with OTC Markets at the opening of trading on March 10, 2014 under the new ticker symbol "MJMD".

On March 8, 2017, we filed an Amendment to our Articles of Incorporation with the Nevada Secretary of State to change our name from MediJane Holdings, Inc. to Stem Bioscience, Inc.

In May 2018, we changed our name to Phoenix Life Sciences International Limited pursuant to a Certificate of Amendment filed with the Nevada Secretary of State effective May 31, 2018. The name change was accepted by FINRA and became effective with the OTC Markets on November 2, 2018 with our new trading symbol, “PLSI”.

In September 2018, we completed a merger and consolidation with Phoenix Life Sciences International Limited (Canada). As part of the consolidation, the Series B Preferred Shares owned by Phoenix Bio Pharmaceuticals were cancelled. Phoenix Life Sciences International Limited (Canada) had entered into asset purchase agreements with Phoenix Life Sciences Inc, Phoenix Bio Pharmaceuticals Corporation, Phoenix Pharms Capital Corporation and Phoenix Pharms Inc to consolidate all assets, liabilities, trade secrets, knowhow, diagrams and business plans, as well as all government relationships and pending contracts. Other than as specifically negotiated with former employees, contractors and officers, all shareholders were provided with a share exchange to receive one share of our common stock for one share previously owned in one of these predecessor named companies.

Pursuant to the September 18, 2018 Agreement and Plan of Merger by and between Phoenix Life Sciences International Limited, a Nevada Corporation, and Phoenix Life Sciences International Limited, a Canadian Corporation (“PLSI CA”), we completed the merger with PLSI CA, with Phoenix Life Sciences International Limited as the surviving public entity.

On September 18, 2018, we announced the final consolidation activities of Phoenix Life Sciences International Limited with Stem Biosciences, Inc., Blue Dragon Ventures, and the MediJane Brand, and further announced that our common stock would trade publicly under the symbol MJMD, which symbol was changed on November 2, 2018 to PLSI.

Phoenix Life Sciences International Limited (Canada) and Phoenix Life Sciences International Limited (Nevada) commenced their consolidated business in 2018, after which our affiliates provided working capital to meet the consolidation costs. We then entered into subscription agreements with certain affiliates and non-affiliate investors to provide approximately financing of $2,100,000 in return for issuance of 800,000 shares. A non-affiliate investor who had previously entered into a subscription agreement to purchase $20,000,000 of our common stock shares at $10 per share with Phoenix Life Sciences International Limited (Canada) entered into an agreement to exchange the subscription for warrants to purchase our common stock at a price of $10, with the purchase to be completed by December 31, 2019.

Further, as part of the merger and consolidation, Phoenix Life Sciences International Limited (Canada) and Phoenix Life Sciences International Limited (Nevada) entered into settlement agreements with former investors, employees and contractors whereby their debt, shares held in entities subject of the consolidation, or outstanding amounts were settled in exchange for a full release of claims, we issued 8,000,000 common stock shares to the various parties, and assumed $2,000,000 of settlements payable. Through the consolidation, we established the necessary relationships and contracts for our execution strategy, and settle any potential claim or liability in connection with any claims by former investors, employees and contractors.

On September 22, 2018, our Board of Directors accepted the resignation of Russell Stone as our Director.

On October 3, 2018, the following persons were appointed to our Board of Directors and officer positions: Stephen Cornford, Martin Tindall as Chief Executive Officer, Janelle Marsden as Managing Director and Geoffrey Boynton as Chief Financial Officer. Lewis “Spike” Humer resigned as Interim Chief Executive Officer but was appointed as our Director.

On February 2019, our Board of Directors appointed Michael Gobel as our Director.

Our Business

Restructured in 2018 through merger and consolidation, we are a holding company that operates through our operating subsidiaries with the ultimate goals of owning and operating a network of pharmaceutical manufacturing laboratories, farming operations, community clinics and dispensing pharmacies focused on providing vertically integrated healthcare solutions in partnership with national healthcare systems.

Our focus is to create healthcare solutions through the use of cannabinoids to manage a broad range of health conditions, both generically and through our proprietary formulations. We intend to establish farming operations and pharmaceutical manufacturing laboratories using specific strains of the cannabis sativa plant and other cannabinoids as a base element in the range of products produced and sold. Our goal is to research, produce, and distribute products around the globe that target and treat; diabetes, cancer, pain, autoimmune, psychological, neurological, and sleep disorders.

Phoenix Metabolic is the initial product we intend to manufacture and distribute. Extracted from specific strains of cannabis sativa, Phoenix Metabolic has been developed to provide a safe, non-toxic and efficacious way to manage blood sugar levels and diabetic complications. This is based on mounting levels of data supporting the use of cannabinoids in the management of diabetes and clinical experience of our U.S. Diabetes Director. The final formulation is estimated to be completed by the end of 2019 in conjunction with our research partner.

We plan to build an integrated healthcare organization by creating products and programs using emerging biological products, such as cannabinoid plant extracts. We intend to deliver these programs through managed agriculture, pharmaceutical production, physician education and national networks of community clinic and dispensing pharmacies, combined with wholesale and distribution networks. Leading formulators have developed a range of pharmaceutical-grade products from the cannabis plant. We will utilize our intellectual property in extraction technology, delivery systems, and distribution to produce high-quality products in terms of control, consistency, accountability, and packaging.

We anticipate that our delivery systems will eventually include oral soft gel capsules, thin film dissolvable strips, transdermal patches, sublingual oral sprays, suppositories and topical creams.

We initially intend to produce our products, in the Republic of Vanuatu, using cannabinoids derived from various strains of cannabis sativa. Several of these strains may be classified as Industrial Hemp. Industrial Hemp has been defined as an exclusion/exception to the Controlled Substances Act (“CSA”), as, “the plant Cannabis sativa L. and any part of such plant, whether growing or not, with a delta-9 tetrahydrocannabinol (“THC”) concentration of not more than 0.3 percent on a dry weight basis.” Although it is clear that marijuana is a Schedule I controlled substance under the CSA, not all parts of the Cannabis sativa L. plant are considered as such under the federal definition. Moreover, as set forth in the Agriculture Act of 2016 (commonly known as the Farm Bill), the entire industrial hemp plant is lawful and is not subject to the CSA

Phoenix Life’s Vanuatu operation is licensed as a pharmaceutical manufacturer in Vanuatu. Should amendments to the Dangerous Drugs Act be passed in Vanuatu, our Vanuatu operations plans to seek licensing for cultivation and export of cannabis derived products. While, the United States maintains cannabis sativa, and specifically THC as a Schedule 1 Controlled Substance, the Republic of Vanuatu has joined over thirty (30) countries, including Canada, Australia, New Zealand and the United Kingdom in legalizing cannabis for medical use.

We plan to provide capital to a series of fully or partially owned or partnership laboratories and ventures with medical professionals, researchers, cannabinoid related projects and pharmacists, by providing access to intellectual property and distribution networks, plus a range of services that will include the following: preparing the legal framework for new products, purchasing real estate for cultivation and manufacture, building of production facilities, community clinics and dispensing pharmacies and retail outlets as well as operating of health and wellness centers.

Pending adequate financing, licensing, legal passage of medical cannabis legislation, we will establish cultivation and export of cannabis derived products from Vanuatu, to earn revenue through the sales of products by supplying products and services to national healthcare systems, doctors’ offices, pharmacies, ecommerce and our community clinic and dispensing pharmacy network.

Contingent upon adequate financing and required licenses from the Vanuatuan Government, for cultivation, manufacture and dispensing of cannabis derived products, we plan to complete the development and roll out of 5 acres of cultivation and post 5 acre trial, pharmaceutical manufacturing laboratories, community clinics and dispensing pharmacies, clinical data gathers and completion of patent preparation. Potentially, this is estimated to provide service for up to five hundred thousand (500,000) diabetes patients annually, with a target revenue of $300 per patient per year. This initial production will focus on the production and resale throughout the Western Pacific Region of soft gel capsules containing cannabinoids derived from a specific strain of cannabis sativa that forms the basis for our diabetes management formulation, Phoenix Metabolic, as well as related planned future cannabinoid products, including study products for clinical trials. Once fully operational, our laboratory will be used for the extraction of cannabinoids, infusion, and packaging, and it will also provide logistics and delivery on an international level through local airports. We anticipate that once operating at fully capacity, our initial Vanuatu laboratory will be designed to be able to produce 2,000,000 soft gel capsules per day, based on equipment operating for six hours per day in a five-day work week.

Subject to the success of our initial production facility, the successful roll out of distribution, and adequate financing, we intend to expand at a rate of 200 acres per year to accommodate a small portion of the 680 million diabetes worldwide, in addition to patients served through the addition of other products in our Life portfolio. We also intend to establish joint ventures with universities and other institutions to engage in research designed to develop pharmaceuticals derived from cannabis extracts. We will seek partners to establish a research study on the use of cannabinoids, and specifically Phoenix Metabolic to combat diabetes blood sugar management and the complications related to diabetes and other metabolic disorders.

We intend to use the clinical data collected in Vanuatu in conjunction with leading Australian and United States researchers to analyze and publish the results of these trials and subsequently apply to the US Food and Drug Administration for a New Drug Application (NDA) under for Phoenix Metabolic to be approved for phased trials and fast tracked through the 505(b) submission process.

Nearly ninety years after its discovery, access to insulin is beyond the reach of millions of people with diabetes around the world. Access to insulin or a new diabetes solution is an essential and non-negotiable need, in short, a matter of life or death. In many low- and middle-income countries, the availability of insulin in the public sector is often poor. Therefore, people with diabetes are either forced to purchase insulin in the private sector at its full price, use less than the prescribed amount so that their supply lasts longer, or go without. Serious complications result from suboptimal treatment, such as blindness and amputations, and pre-mature death.

We intend to provide diabetes management through Phoenix Metabolic at prices that are affordable for individuals, to national healthcare systems and to foreign governments to provide cost effective solutions to the global diabetes epidemic.

Our entire plan is contingent upon adequate financing and operational efficiencies to enable us to accomplish the foregoing goals.

Our Initial Vanuatu Pharmaceutical Manufacturing Laboratory and Farming Operations

In May 2019, we signed a Memorandum of Understanding with the Vanuatuan Ministry of Agriculture on behalf of Republic of Vanuatu for the purposes of establishing a Public Private Partnership (PPP). The PPP intends to lease 500 acres, as a pilot facility; and has the provision to obtain a lease for 5,000 acres. The initial property will include farming operations, up to 250 acres, while providing a site for the location of a 50,000 square foot industrial space for the creation of a manufacturing laboratory and production facility on the island of Santo, in Vanuatu. We intend for this facility to include a fully-equipped laboratory for the development, production, packaging, distribution and sale of various cannabinoid-infused products, most specifically Phoenix Metabolic and several generic medical cannabis products for doctors’ prescription. We intend for the facility to provide the capability to service up to 1,000,000 patients per year. See “Properties” below.

The manufacturing laboratory and production facility will be designed to include office space, a demonstration area, laboratories, and production area, along with distribution and storage. Conference rooms are also planned in the future for onsite training. The laboratory area will include clean rooms for extraction and infusion of cannabinoids into the medical and pharmaceutical products. The laboratories will be designed for expansion as market conditions and demand continues to grow and will be GMP certified.

Upon commencing operations, raw plant materials will be sourced from the farming operations. After arrival at the laboratory, the plants will be processed, and the active ingredients extracted into a raw and / or highly refined oil format. This cannabinoid rich extract is what will be used as the primary compound in the medical and pharmaceutical products, including Phoenix Metabolic. Clinical-grade extraction technology includes proprietary processes and state-of-the-art equipment, such as centrifuges, filters, and evaporators.

Specialized pharmaceutical production equipment shall be used for blending, infusion, and filling of these healthcare products. Professional chemists, botanists, and biologist will manage infusion of the active ingredient into our specialized and targeted delivery systems, which include; oral soft gel capsules in the first instance and then, thin film dissolvable strips, and sublingual oral sprays.

All products will be stored in the secure distribution area in preparation for delivery to the national healthcare systems, community clinics and dispensing pharmacies, as well as other healthcare providers and other medical retail locations. When completed, the laboratory and production facility will have the capacity for global delivery fulfillment through international export, as well as servicing the Vanuatu market. All products will be tracked and securely manifested for delivery to retail and medical offices for distribution.

Based on the long term projected amount of raw materials to be produced by the farming operations and the capability of the extraction equipment, the facility is anticipated to process 75,000 lbs. (34,000 kg) of raw material per month, which equates to 7,500 lbs. (3,400 kg) of extract per month, or enough active ingredients to service one million (1,000,000) diabetes patients annually.

The foregoing is contingent upon adequate financing and operational efficiencies to enable us to accomplish the foregoing goals.

Farming Operations

The licensed cannabis cultivation of the farming operation is designed to provide scalable growth capacity to service the global needs for an effective and affordable diabetes management solution. In addition, with the growing demand for generic medical cannabis products for doctors’ prescription, we intend to leverage the benefits of equatorial growing conditions and developing country labor solutions to maximize production, while keeping costs contained.

Cultivating cannabis in an equatorial zone provides a raft of benefits in the areas of soil, light and water management. Growing organically in the Vanuatu provides a significant cost savings with regards to initial capital expenses, as there is no need to create fully enclosed greenhouses, when the climate provides greenhouse like conditions to maximize year-round cultivation.

Creating employment solutions in Vanuatu, provides access to labor at significantly reduced rates, while creating economic development opportunities in the country as it grows. These labor rates, when combined with the reduced capital and energy costs, creates the potential ability to be a global low-cost producer.

The foregoing is contingent upon adequate financing and operational efficiencies to enable us to accomplish the foregoing goals

Community Clinics and Dispensing Pharmacies

We have partnered with Global Health Initiative, a non-profit organization of which our Chief Executive Officer is a Director, for the roll out of education, research and a national networks of community clinics and dispensing pharmacies, in Vanuatu. These clinics have been designed to provide large scale screening of communities prior to operation, whereby securing the prerequisite number of patients, while providing diabetes management solutions, including monitoring and dispensing of products initially such as Phoenix Metabolic.

The dispensing pharmacy will provide us with a distribution point for refillable bottles, whereas the clinic provides both initial screening and ongoing reporting of diabetes management. As we continue to roll out additional products from our portfolio, services will be increased to accommodate the increased distribution.

The clinics will provide initial triage but will refer patients to regional hospitals where their condition requires a greater level of care.

Pricing Metrics

GW Pharmaceuticals, a United Kingdom company, is a large competitor as to cannabinoid therapy. GW Pharmaceuticals is currently approved to sell Epidiolex in the United States and is conducting clinical trials and is selling licenses in various countries for distribution of their products.

GW Pharmaceuticals primary product, Epidiolex, has been priced at $32,500 per year. Each bottle of the liquid suspension contains approximately 10,000mg of cannabidiol. This equates to a monthly cost of $2,700 or a cost of $270 per 1,000mg or 1 gram of active ingredient.

Insulin has been the primary product used for the treatment of Type 2 diabetes, through supplementing the levels of insulin produced by the body. Although pricing varies between countries and the development status of countries, an average in a developed country, Insulin currently an average of costs $400-750 per month, while in least developed and developing countries it costs approximately $150 per month.

Metformin is another product used for the treatment of Type 2 diabetes, through down regulating the function of the liver in converting sugars to glycogen, whereby inhibiting the natural function of the liver. Although pricing varies between countries and the development status of countries, an average in a developed country, Metformin currently costs approximately $200 per month, while in least developed and developing countries it costs approximately $70 per month.

In establishing the economic model for maximizing access and patient care, we have created a three (3) tier pricing program for our future operations and product line. In developed countries Phoenix Metabolic will be priced at $150 per month. In developing countries, this will be reduced to $50 per patient per month and in least developed nations it will be further reduced to $25 per patient per month. This cost includes initial testing, ongoing testing, supply of Phoenix Metabolic product, Community Clinics and Dispensing Pharmacy operations.

As further market development occurs and a greater portion of products achieve greater market penetration, pricing will be able to be increased or maintained.

Products

We intend to conduct FDA compliant clinical studies on these products in the future, and once approved, introduce these products into the United States market. However, until such time, we will work with countries like Vanuatu to develop access programs for products such as Phoenix Metabolic, as well as generic product for doctors’ prescription.

We intend to use products that we have already developed to potentially, acquire, license, and further develop a broad portfolio of products that use cannabinoid-based therapeutics to treat conditions that may include diabetes, Alzheimer’s disease, arthritis, autoimmune diseases, anxiety, a variety of cancers (including melanoma), chronic traumatic encephalopathy, Crohn's disease and colitis, epilepsy and seizures, HIV/AIDS, hypothyroidism, Lou Gehrig's disease (amyotrophic lateral sclerosis, or ALS), multiple sclerosis, pain management, Parkinson's disease, Plaque Psoriasis, post-traumatic stress disorder (PTSD), Rheumatoid Arthritis, stress and sports management

Our ongoing rollout strategy includes the long-term future building of an international portfolio of production laboratories and Life Science Campuses. We intend to build these laboratories and campuses to create a network of pharmaceutical production, farming operations, research, and education facilities. Initially located in Vanuatu, we intend to launch campuses internationally in Australia and the United States, and potentially into, the United Kingdom and other potential target locations. Our laboratories and campuses will be designed specifically to produce bioorganic compounds and other advanced medical products. The campuses will provide for vertically integrated manufacturing, including all stages of production.

All of the foregoing is contingent upon adequate financing and operational efficiencies to enable us to accomplish the foregoing goals

Intellectual Property

Trade secrets and knowhow, and concepts to be patented for the creation of a series of formulations, specific genetic plant selection and delivery systems designed by botanists, biologists, chemical and industrial engineers for the purposes of maximizing the efficacy of medical cannabis for the targeted treatment of specific diseases, including diabetes, cancers, neurological and phycological disorders, autoimmune diseases, as well as a series of generic medical cannabis products for doctor prescription. All planned products are designed to be produced to pharmaceutical (cGMP) standards and to be regulated as a controlled substance.

Each planned Targeted Treatment Medical Cannabis product designed for doctor prescription is based on different and specific ratios of whole plant cannabinoids and terpenes, extracted from specific plant strains and optimized through the extraction and recombination process, prior to encapsulation in the precisely dosed delivery system. Each has been designed to replace existing synthetic pharmaceuticals, reducing risk profiles and increasing efficacy in patient care.

The planned products include:

•Phoenix Metabolic – designed to maximize efficacy in the treatment of diabetes and its complications through increasing pancreatic function and insulin sensitivity, while improving liver function and reducing neuropathic pain and neuropathy, reducing inflammation and reducing appetite.

•Phoenix Onco – includes 2 different formulations, Daytime and Nighttime. The Daytime is designed to actively reduce inflammation, stop metastasis and shrink tumors. The Nighttime is designed to affect apoptosis on cancer cells, while providing significant relaxation and sleep function and increased appetite.

•Phoenix Auto – designed to target and treat autoimmune diseases, specifically including rheumatoid arthritis, crohns disease and psoriasis. Providing pain management, anti-inflammatory and greater regulation of the autoimmune diseases, without compromising the autoimmune functions of the body.

•Phoenix Neuro – designed for neurological disorders combining neuroprotection, and nerve inflammation reduction.

•Phoenix Mood – designed for targeting anxiety and other mood disorders, reducing fear response and providing a level of disconnection with anxiety triggers.

Each Generic Medical Cannabis product designed for doctor prescription is based on different and specific ratios of whole plant cannabinoids extracted from specific plant strains and optimized through the extraction and recombination process, prior to encapsulation in the precisely dosed delivery system.

The planned products include;

•Phoenix Daytime – a formulation containing specific ratios of cannabidiol and tetrahydrocannabinol, as well as trace levels of other cannabinoids and terpenes, for daytime use without impairment.

•Phoenix Calm - a formulation containing specific ratios of cannabidiol and tetrahydrocannabinol, as well as trace levels of other cannabinoids and terpenes, for anytime use creating the general sense of wellbeing and calmative effect without impairment or too much sedation.

•Phoenix Relax – a formulation containing specific ratios of cannabidiol and tetrahydrocannabinol, as well as trace levels of other cannabinoids and terpenes, for anytime use creating the general sense of wellbeing and relaxation with a mid-level of sedation.

•Phoenix Sleep - containing specific ratios of cannabidiol and cannabinol, as well as trace levels of other cannabinoids and terpenes, for nighttime use. The Sleep product is designed to create soporific sleep-inducing state, while providing an 8 hour average sleep cycle.

•Phoenix Sport - containing specific ratios of cannabidiol and tetrahydrocannabinol, as well as trace levels of other cannabinoids and terpenes, for daytime use without impairment, while providing post workout anti-inflammatory effects, maximizing blood sugar response and recovery.

All products include bio-availability enhancement, to allow the human body to absorb a greater level of the lipophilic compounds extracted from the cannabis plan. Products are designed for simplified patient us and doctor prescription for accurate dosing. The delivery methods include soft gel capsules, thin film strips, sublingual sprays and tablets, as well as transdermal patches and suppositories.

None of these potential products have been fully developed or finalized or available for sales and distribution.

All of the foregoing is contingent upon adequate financing and operational efficiencies to enable us to accomplish the foregoing goals

Sales and Marketing

We plan on adopting a multi-tiered sales strategy focusing on conventional doctor-to-patient channels, while maximizing direct to patient distribution. To provide doctor support, and patient service, we are developing a doctor-patient portal to provide for accurate tracking and delivery of prescriptions, recommendations, and monthly repeat orders.

We will seek to establish a Multi-Tiered Sales Strategy consisting of:

•Establishment of community clinic and dispensing pharmacies throughout developing countries

•Sales of Phoenix Metabolic to national healthcare systems to reduce cost of diabetes management

•Sales of generic medical cannabis products to national healthcare systems for doctor prescription

•doctor direct independent medical sales representatives’ networks

•global ecommerce platform for fulfilling orders and shipping worldwide where legally permitted;

•direct pharmacy placement;

•dispensary distribution partnership; and

•automatic refill orders on all of our products.

Marketing and Distribution

We intend to focus our initial marketing and distribution in the areas of healthcare related to diabetes management, as well as other diseases known to be managed or treated through the use of medical cannabis and its cannabinoid compounds.

According to the World Health Organization, “The prevalence of diabetes has been steadily increasing for the past three decades and is growing most rapidly in low- and middle-income countries. The percentage of deaths attributable to high blood glucose or diabetes is almost 52% in low-income countries, compared with 23% in high-income countries. Insulin and other basic diabetes medicines are reported to be scarce in low-income countries. Only 23% of low-income countries report that insulin is generally available.” (World Health Organization, 10 facts on diabetes, 2016)

We intend to distribute our products to physicians, hospitals, and other health care centers to ensure accurate dosing and optimized delivery based upon the individual needs of patients. This gives doctors and other healthcare providers the ability to recommend or prescribe specific treatment options using cannabinoids as a replacement for conventional pharmaceuticals.

Product distribution will be a combination of:

•National distribution channels,

•Community Clinic and dispensing Pharmacies,

•Hospital Sales,

•Online Sales

•Pharmacy Wholesalers

•Pharmacy Sales.

We have secured a relationship with the Vanuatu Ministry of Foreign Affairs and Trade to focus on export initiatives throughout the world. Providing the Republic of Vanuatu with an export stream benefits to the Vanuatu nation, both directly through export duty and job creation and indirectly.

To accomplish our distribution, we will establish agreements with several national pharmaceutical and medical appliance selling organizations to ensure that the products can be presented to national healthcare systems, pharmacies and pharmacy wholesalers’ doctors throughout the world. This selling organization is able to create significant distribution for products that doctors, and other medical professionals can prescribe or sell through pharmacies

Following completion of our Vanuatu laboratory and production facility, we will commence monthly product trials with new countries, mirroring operations in Vanuatu. This will include education and product information to equip the representatives with the ability to provide localized trials for the relevant health administration agency to demonstrate local efficacy, then the rollout of community clinics and dispensing pharmacies to provide fixed cost, diabetes management solutions.

All of the foregoing is contingent upon adequate financing and operational efficiencies to enable us to accomplish the foregoing goals

Industry Analysis

The health, wellness and cannabinoid industries in the United States have been growing due to a substantial growth in the numbers of states approving the use of medical and adult-use marijuana and cannabinoid products. Additionally, in recent years, several internationally recognized medical journals and medical professionals have published results relating to the use of cannabinoids in the treatment of cancer, childhood seizures, Parkinson’s and Alzheimer’s disease, Multiple Sclerosis and pain management. This swell of interest in alternative health and wellness related to the use of cannabinoids is resulting in the establishment of new opportunities across many industries. Individual states have passed legislation for the regulation of medical and recreational use, but the lack of federal mandates has created some uncertainty in the industry.

Competitive Analysis

The medical cannabis industry is subject to intense and increasing competition. Our competitors have substantially greater capital and operational resources, facilities, and infrastructure than we have, enabling them to compete more effectively in this market. These competitors include G.W. Pharmaceuticals, Insys Therapeutics, MedBox, Inc., TerraTech Corp., Cannabis Science, Inc., Peak Pharmaceuticals, Inc., Cannabis-Rx, Inc., and Nemus Biosciences, Inc. In addition, the development of therapies and pharmaceutical products based on extracts from the cannabis plant is being undertaken by a number of medical and educational institutions, including the University of Mississippi, which is the only U.S. based entity authorized by the federal government to cultivate cannabis for research. Such institutions have significantly greater financial resources and facilities than we have.

Revenue

We intend to generate revenue through the manufacture, sales and distribution of its products in countries where cannabis has been legalized for medical purposes and where foreign governments approve specific of our products for sale in their specific markets or through public private partnerships.

Leases

ASC 842, Leases, was required to be adopted for all financial years beginning after December 15, 2018 and requires long term leases (longer than 12 month) to be capitalized with a corresponding liability for the term of the lease and expensed over that term. However currently we have no long-term leases.

Government Regulations

Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to a company obtaining marketing approval our products in those countries. These countries may be unwilling or able to amend or otherwise modify their laws and regulations to permit the products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time.

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

Our products contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, not currently "accepted medical use" in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain cannabis or cannabis extracts if to be approved federally, must be placed in Schedules II—V, since approval by the FDA satisfies the "accepted medical use" requirement. If any proposed products developed receive FDA approval, the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. Consequently, its manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA. Our failure to comply with these regulations could result in the loss of our DEA registration, civil penalties or criminal prosecution. In addition, the scheduling process may take one or more years, thereby delaying the launch of any product in the United States. Furthermore, if the FDA, DEA, or any foreign regulatory authority determines that any product may have potential for abuse, it may require us to generate more clinical or other data than we currently anticipate establishing whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of any proposed product. Our products are federally considered a Schedule 1 controlled substance. As a result, we only sell our products within states that have passed marijuana laws allowing for the sale of Schedule 1 products.

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

Employees

As of February 28, 2019 we and our subsidiaries had five (5) full-time employees working in Vanuatu on administration, liaising with the Vanuatu Government and diabetes testing and five (5) part-time employees who have been conducting testing for type 2 diabetes in Vanuatu, in addition to Martin Tindall, the Chief Executive Officer, Janelle Marsden, Managing Director and Geoff Boynton, the Chief Financial Officer.

Item 1A. Risk Factors

Our business will be subject to numerous risk factors, including the following:

1. Health, wellness and cannabinoid industry investing is highly speculative and there can be no assurance we will ever achieve profitable operations or adequate revenue to sustain our operations.

We intend to engage in the health, wellness and cannabinoid industry that is speculative and involves a high degree of risk. Cannabinoids are a class of diverse chemical compounds that act on cannabinoid receptors on cells that repress neurotransmitter release in the brain. The health, wellness and cannabinoid industries are speculative and are significantly affected by changes in economic and other conditions, such as:

•employment levels;

•construction costs;

•climate conditions;

•natural disaster;

•acts of war;

•availability of financing;



•local and national economics;

•interest rates; and

•consumer confidence.

These factors can negatively affect the demand for and pricing of our projects and margin on sale. We are is also subject to a number of risks, many of which are beyond our control, including but not limited to:

•changes in governmental regulations

•increases or decreases in harvesting production

•labor strikes

•changes in the health, wellness and cannabinoid industries and government policy; and

•distribution costs

2. We have received a going concern opinion from our auditors; we cannot assure you of our financial results and you may lose your entire investment.

Our independent auditors have included in their audit report, included with this prospectus, an explanatory note regarding our ability to continue as a going concern. We cannot assure you that we will be able to generate sufficient revenue to achieve profitability and we cannot predict with assurance the potential success of our business.

3.We are dependent on the services of certain key employees and the loss of their services could harm our business.

Our success largely depends on the continuing services of our officers. We have no key man insurance policy on either officer. Should we lose the services of our officers or other key employees, there is no assurance that we will be able to replace them with equal competencies and our results of operations may be negatively impacted.

4.Our future success depends, to a significant extent, on our ability to attract, train and retain management, operations and technical personnel.

Recruiting and retaining capable personnel, particularly those with expertise in the health, wellness and cannabinoid industries, are vital to our success. If we are unable to attract and retain qualified associates, our business may be materially and adversely affected.

5.Our control shareholders may effectively exercise control over matters requiring shareholder approval.

Entities associated with the Board of Directors currently hold 64.9% of the voting shares and may control important decisions such as appointment of our directors and officers, change in control and amendments to our Articles of Incorporation, in which case our shareholders will have no vote or input in such corporate decisions.

6.We will be subject to risks generally incident to the health, wellness and cannabinoid industry industries; we may never be profitable.

We will be subject to the risks generally incident to the health, wellness and cannabinoid industries, including: uncertainty of cash flow to meet fixed and other obligations; adverse changes in local market conditions, population trends, neighborhood values, community conditions, general economic conditions, local employment conditions, interest rates, and real estate tax rates; changes in fiscal policies; changes in applicable laws and regulations (including tax laws); uninsured losses and other risks that are beyond our control. Should any such risks materially and negatively impact our results of operations, our ability to become profitable will be severely impacted.

7.Our products are subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Our products contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, are not currently recognized as "accepted medical use" in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription. Our products are federally considered a Schedule 1 controlled substance. As a result, we only sell our products within states that have passed marijuana laws allowing for the sale of Schedule 1 products.

While cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain cannabis or cannabis extracts may be required to be placed in Schedules II—V, since approval by the FDA satisfies the "accepted medical use" requirement. If any proposed products developed receive FDA approval, the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. Consequently, its manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use may be subject to a significant degree of regulation by the DEA. Our failure to comply with these regulations could result in the loss of our DEA registration, civil penalties or criminal prosecution. In addition, the scheduling process may take one or more years, thereby delaying the launch of any product in the United States. Furthermore, if the FDA, DEA, or any foreign regulatory authority determines that any product may have potential for abuse, it may require us to generate more clinical or other data than we currently anticipate establishing whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of any proposed product.

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

8.Compliance with DEA registration and inspection of our possible future facilities could negatively affect our operations.

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

9.Compliance with state-controlled substances laws could negatively affect our operations.

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

10.Clinical trials are subject to DEA registration and approval. Any delays or denials could negatively affect operations.

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

11.Manufacture in the United States may be subject to the DEA’s annual manufacturing and procurements quota requirements.

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

12.Distribution in the United States requires DEA registration and authority that could be time-consuming and costly.

If a product is scheduled as Schedule II or III, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute the product to pharmacies and other health care providers. We would need to identify distributors to distribute the product to pharmacies; these distributors would need to obtain Schedule II or III distribution registrations. The failure to obtain, or delay in obtaining, or the loss any of those registrations could result in increased costs to us. If a product is a Schedule II drug, pharmacies would have to maintain enhanced security with alarms and monitoring systems and they must adhere to recordkeeping and inventory requirements. This, along with a product that must be refrigerated, may discourage some pharmacies from carrying the product. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

13.We have limited financial resources and we have not generated any revenues from operations.

We have limited financial resources, and our business is subject to significant risks, including competition. Our potential profitability and potential revenues are subject to significant risks, including significant liabilities that may impede our operational efficiency.

14.Our inability to obtain adequate insurance could subject us to additional risk of loss or additional expenses.

We may be unable to obtain adequate insurance for our products and we may be unable to obtain insurance on reasonable terms. Failure to obtain insurance or the excessive costs of insurance may expose us to additional risk of loss or additional expenses to which it would not otherwise be subject.

15.If product liability lawsuits are successfully brought against us, we will incur substantial liabilities and may be required to limit the commercialization of our products.

We face potential product liability exposure in jurisdictions where we market and distribute our products. We may face exposure to claims by an even greater number of persons if we begin marketing and distributing our products commercially in the United States and elsewhere, including those relating to misuse of our products. An individual may bring a liability claim against us alleging that one of our products caused an injury. While we continue to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us. If we cannot successfully defend ourselves against product liability claims, or if our insurance coverage is inadequate, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•decreased demand for our products;

•injury to our reputation;

•withdrawal of clinical trial participants;

•costs of related litigation;

•substantial monetary awards to patients and others;

•increased cost of liability insurance;

•loss of revenue; and

•the inability to successfully commercialize our products.

Risks Associated with our Common Stock

16.There is only a limited trading market for our common stock and we are subject to a possible continuing inactive market and stock price volatility; if an active market for our common stock does not develop, our investors will be unable to sell their shares.

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

a.The lack of readily available price quotations;

b.The absence of consistent administrative supervision of "bid" and "ask” quotations;

c.Lower trading volume; and

d.Market conditions.

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

17.We do not expect to pay dividends in the foreseeable future.

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

18.We may in the future issue additional common shares that would reduce a shareholder’s ownership interest and may dilute their share value.

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

19.FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

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

20.We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our results of operations.

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

21.We will need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our common stock.

We have historically relied on outside financing and cash from operations to fund our operations, capital expenditures and expansion. We will require additional capital from equity or debt financing in the future to:

a)fund our operations;

b)respond to competitive pressures;

c)take advantage of strategic opportunities, including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses; and

d)develop new products or enhancements to existing products.

We may be unable to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new securities we issue could have rights, preferences and privileges senior to those of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

22.We may expand through acquisitions of, or investments in, other companies or through business relationships, all of which may result in additional dilution to our stockholders and consumption of resources that are necessary to sustain our business.

We intend to acquire competing or complementary services, technologies or businesses. In connection with one or more of those transactions, we may:

a)issue additional equity securities that would dilute our stockholders;

b)use cash that we may need in the future to operate our business;

c)incur debt on terms unfavorable to us or that we are unable to repay;

d)incur large charges or substantial liabilities;

e)encounter difficulties retaining key employees of the acquired company or

f)integrating diverse business cultures;

g)become subject to adverse tax consequences, substantial depreciation or deferred compensation charges; and

h)encounter unfavorable reactions from investment banking market analysts who disapprove of our completed acquisitions.

23.United States state securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our headquarters are located at 4262 Blue Diamond Road #102-277, Las Vegas, NV 89139 and are composed of a serviced office. We pay rent of $124 per month on a month by month basis. Our telephone number is (720) 699-7222. We also have an office located at Lini Highway, Port Vila, Vanuatu. We pay rent of $1,300 per month and our lease expires on July 20, 2022. We believe that our offices are adequate for our needs.

Item 3. Legal Proceedings

Except as disclosed below, we are not involved in any material active or pending legal proceedings.

As disclosed in our August 29, 2019 Form 8-K, pursuant to Chief Executive Officer Marsden’s investigation, she learned that on October 29, 2018, Gauntlet Holdings, LLC (“Gauntlet”) and NMS Capital Advisors, LLC (“NMS”) filed a lawsuit against us and our then Chief Executive Officer, Martin Tindall, for breach of contract and fraudulent misrepresentation in connection with an alleged default upon a Secured Promissory Note (Gauntlet Holdings, LLC et al vs. Kronos International, Phoenix Life Sciences International Limited, Medijane Holdings, Martin Tindall, Vincent Coviello, Superior Court of California, Los Angeles-Central District) (the “Gauntlet Litigation”). Then Chief Executive Officer Martin Tindall failed to disclose the Gauntlet litigation to our Board of Directors or our management. On August 29, 2019, we settled the Gauntlet Litigation for payment of 1,000,000 common stock shares each to Gauntlet and NMS, which shares are subject to a leak out agreement providing that Gauntlet and NMS will each sell no more than 10,000 of our common stock shares per trading day with a sales price of no less than 95% (ninety-five percent) Volume Weighted Average Price of the preceding 10 (ten) trading days. We granted piggyback registration rights to both Gauntlet and NMS.

As disclosed in our August 29, 2019 Form 8-K, pursuant to Chief Executive Officer Marsden’s investigation, she discovered that on January 30, 2019, Terrence Roderick Hannam filed a lawsuit against us for breach of contract in connection with an agreement that we would acquire all shares of Silver Holdings, Ltd. (Terrence Roderick Hannam v. Phoenix Life Sciences International, Limited, Civil Case No. A7 of 2019, Supreme Court of Republic of Vanuatu. ”). Then Chief Executive Officer Martin Tindall failed to disclose the Hannam Litigation to our Board or our management. We have filed a Motion to Dismiss regarding this litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Pink Sheets. Our common stock has been quoted on the OTC Bulletin Board from December 28, 2010 to March 6, 2014 under the symbol “MKIT”. On March 7, 2014, the symbol was changed to “MJMD” and then on November 2, 2018 to “PLSI”

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board/Pink Sheets
Quarter Ended	High	Low
February 28, 2019	$26.97	$9.00
November 30, 2018	$48.25	$8.25
August 31, 2018	$13.00	$6.00
May 31, 2018	$18.50	$10.05
February 28, 2018	$89.99	$2.02
November 30, 2017	$2.06	$2.05
August 31, 2017	$2.05	$1.70
May 31, 2017	$2.00	$1.91

As of February 28, 2019, there were approximately 269 holders of record of our common stock. As of such date, 32,584,582 common shares were issued and outstanding.

Transfer Agent.

Our transfer agent, ClearTrust LLC, is an SEC registered transfer agent and is located at 16540 Pointe Village Drive, Suite 206, Lutz, Florida 33558 (Telephone: 813. 235-4490).

Preferred Stock

On July 8, 2015, we approved the creation of four classes of preferred stock.

•Series A preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights and are convertible into common shares at the rate of $1.00 per common share at any time at the discretion of the holder Series A preferred shares rank senior to common shares and Series B preferred shares with respect to the right to receive dividends.

•Series B preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are entitled to 500 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder. Series B preferred shares are senior to common shares.

•Series C preferred shares, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights, and convertible into common shares at the rate of $1.00 per common share at any time at the discretion of the holder. Series C preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business. Upon issue of the dividend, the value of such shares shall be deemed to be retired. Series C preferred shares rank senior to the common shares and Series B preferred shares with respect to the right to receive dividends

•Series D preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights, and can be converted into common shares at a rate of $1.00 per common share. Series D preferred shares are seen you two common shares and Series B preferred shares, and holders of Series D preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business. Upon issue of the dividend, the value of such Series D preferred shares shall be deemed to be retired.



•As at February 28, 2019, there were no preferred shares on issue.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended February 28, 2019 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended February 28, 2019.

Equity Compensation Plan Information

None in place

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended February 28, 2019.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended February 28, 2019 and February 28, 2018 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors".

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Sales Revenue for the year ended February 28, 2019 and 2018 was $0.

Product development expense for the year ended February 28, 2019 and 2018 was $0.

Sales and marketing expenses for the year ended February 28 2019 and 2018 were $124,258 and $0, respectively. Sales and marketing expenses represent costs of the selling team, infrastructure and promotion of the business.

Operations expenses for the year ended February 28, 2019 and 2018 were $405,500 and $0, respectively. Operations expenses include wages and salaries paid to Vanuatuan employees.

General and administrative expenses for the year ended February 28, 2019 and 2018 were $4,980 and $458, respectively. General and administrative expenses generally include costs for running our administrative office.

Consulting fees for the year ended February 28, 2019 and 2018 were $2,196,341 and $0, respectively. For 2019 it included non-cash consulting fees of $2,050,508 for contractors and staff that worked on a consulting basis paid with stock in lieu of cash payments.

Professional fees for the year ended February 28, 2019 and 2018 were $207,348 and $0, respectively. Professional fees consist of cost of financing, legal, accounting, consulting and advisory services.

Lease operating expenses for the year ended February 28, 2019 and 2018 were $28,357 and $0, respectively.

Other income and expense for the year ended February 29, 2019, and 2018 totaled net expenses of $54,800 and $76,132, respectively. For the current year interest expense of $49,442 and loss on currency conversion of $6,335 were the primary expenses whereas in the previous year interest expense was $83,064.

Net loss for the year ended February 28, 2019, totaled $3,117,192 whereas 2018 loss was $76,590. The increased loss is due to costs associated with operational expenses and initial costs in what is effectively a start-up operation.

We have not attained profitable operations and are dependent upon the commencement of the sale of our products and obtaining financing to increase the production and development of our products. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Liquidity and Capital Resources

At February 28, 2019, we had a cash balance of $201,988 compared with $697 at February 28, 2018. The increase in cash is attributable to cash raised from investors.

Our cash on hand is insufficient for continued operations and will have to seek out additional funding to meet our inventory and operational needs. We are currently seeking financing opportunities in the form of equity and/or debt financing to support our operational goals.

Cash flow from Operating Activities. During the year ended February 28, 2019, we used $860,030 for operating activities.

Cash flow from Investing Activities. During the year ended February 28, 2019, we received $0 from investing activities.

Cash flow from Financing Activities. During the year ended February 28, 2019, we received a net amount of $1,061,321 from financing activities, primarily from proceeds from sale of common shares.

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

For the Year Ended February 28, 2019

BMKR, LLP
Certified Public Accountants

1200 Veterans Memorial Hwy., Suite 350
Hauppauge, New York 11788

T 631 293-5000
F 631 234-4272
www.bmkr.com

BM K&R

Thomas G. Kober, CPA
Alfred M. Rizzo, CPA
Joseph Mortimer, CPA

Charles W. Blanchfield, CPA (Retired)
Bruce A. Meyer, CPA (Retired)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Phoenix Life Sciences International Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Phoenix Life Sciences International Limited (the Company) as of February 28, 2019 and 2018, and the related statements of income, stockholders' equity, and cash flows for each of the years in the two- year period ended February 28, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two- year period ended February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $3,117,192 during the year ended February 28, 2019, and, as of that date, had a working capital deficiency of $1,146,237 and accumulated deficit of $24,022,094. The Company needs additional financing to maintain its operations and any future financing is not assured. As a result, has stated that substantial doubt exists about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to the going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2015
BMKR LLP

BMKR LLP

Hauppauge, NY 11788
January 28, 2020

Member American Institute of Certified Public Accounts
Member Public Company Accounting Oversight Board

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Balance Sheets

	February 28, 2019 $	February 28, 2018 $
ASSETS

Cash	201,988	697
Notes receivable, related party	-	235,752
Prepayments	2,169,269	-

Total Current Assets	2,371,257	236,449

Intellectual Property	8,766,356	-
Land deposit	299,000	-

Total Assets	11,436,613	236,449

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	385,011	518,310
Pending cash settlements	500,000	-
Loan payable to Gauntlet	100,000	-
Other loans	36,172	-
Due to related parties	327,042	277,219

Current Liabilities	1,348,225	795,529

Convertible notes payable, net	-	415,581
Derivative liability, Typenex note	-	390,009

Total Liabilities	1,348,225	1,601,119

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT

Preferred Stock
Issued and outstanding preferred shares
Series B - 0 and 2,000,000 preferred shares respectively	-	200
Series C – 0 and 995,600 preferred shares respectively	-	100
Common Stock Authorized: 990,000,000 common shares, par value of $0.001 per share Issued and outstanding: 10,084,582* and 34,171 common shares, respectively

	10,085	34
Additional paid-in capital	34,100,397	17,785,335
Accumulated deficit during the development stage	(24,022,094)	(19,150,339)

Total Stockholders’ Equity (Deficit)	10,088,388	(1,364,670)

Total Liabilities and Stockholders’ Equity	11,436,613	236,449

* Following the Company’s determination that 22,500,000 shares issued to GHI Trustees Pty Ltd ATF The Global Health Trust were fraudulently issued and subsequently cancelled by the Board of Directors on August 23, 2019, it has been determined by the Board of Directors that, as these shares were erroneously issued in October 2018, they should be removed from stated results as at February 28, 2019, notwithstanding that the actual cancellation was effected on August 23, 2019.

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Operations

	For the years ended
	February 28,	February 28,
	2019	2018
	$	$
Revenues	-	-
Cost of sales	-	-
Gross Profit	-	-

Operating expenses
Sales and marketing expenses	124,258	-
Operations expense	501,108	-
General and administrative	4,980	458
Consulting fees (includes non-cash consulting fees of $2,050,508)	2,196,341	-
Professional fees	207,348	-
Lease operating expenses	28,357	-

Total operating expenses	3,062,392	458

Loss before other expenses	(3,062,392)	(458)

Other income (expense)
Interest income	3	-
Miscellaneous income	974	-
Interest Expense	(49,442)	(83,064)
(Loss) on currency conversion	(6,335)	-
Gain on derivative liability	-	6,932

Total other expense	(54,800)	(76,132)

Net loss	(3,117,192)	(76,590)

Basic and diluted loss per common share
Income (loss) from continuing operations	(0.27)	(2.46)
Basic and diluted loss per common share	(0.27)	(2.46)

Weighted average shares outstanding – basic and diluted	11,630,774	31,118

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Changes in Stockholders’ Deficiency

	Stock		Stock subscriptions receivable	Additional paid-in capital	Accumulated deficit during the development stage	Total
	Shares	Par value
	#	$	$	$	$	$

Balance – February 28, 2017		331	-	17,710,842	(19,073,749)	(1,362,576)
Common Stock
Issuance of common stock for warrant conversion	3,104	3	-	74,493	-	74,496
Net loss for year	-	-	-	-	(76,590)	(76,590)
Balance Common Stock – February 28, 2018	34,171	34	-	17,785,637	(19,150,339)	(1,364,668)
Balance Preferred Stock – February 28, 2018	2,995,600	300	-	(302)	-	(2)
TOTAL – February 28, 2018		334	-	17,785,335	(19,150,339)	(1,364,670)
Issuance of common stock from note payable	900	1	-	5,282	-	5,283
Issuance of common stock for true up of shares	12,500	13	-	131,237	-	131,250
Issuance of common stock from merger	29,992,192	29,992	-	10,828,529	(1,754,563)	9,103,958
Issuance of common stock for services	195,000	195	-	487,500	-	487,695
Issuance of common stock for services and settlement	575,583	576	-	721,924	-	722,500
Issuance of common stock for services and settlement	229,600	229	-	457,470	-	457,699
Issuance of common stock for services and settlement	675,028	675	-	1,944,025	-	1,944,700
Issuance of common stock for settlement and in exchange of Series C Preferred Shares	500,600	501	-	500,099	-	500,600
Issuance of common stock for services and settlement	53,080	53	-	88,547	-	88,600
Issuance of common stock for services and settlement	315,928	316	-	1,150,147	-	1,150,463
Cancellation of erroneously issued shares	(22,500,000)	(22,500)	-	-	-	(22,500)
Net loss for year	-	-	-	-	(3,117,192)	(3,117,192)
Balance Common Stock – February 28, 2019	10,084,582	10,085	-	34,100,397	(24,022,094)	10,088,388
Preferred Stock
Cancellation of Series B	(2,000,000)	(200)	-	200	-	-
Cancellation of Series C	(995,600)	(100)	-	102	-	2
Balance Preferred Stock – February 28, 2019	-	-	-	-	-	-
TOTAL – February 28, 2019	10,084,582	10,085	-	34,100,397	(24,022,094)	10,088,388

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

Consolidated Statements of Cash Flows

	For the years ended
	February 28,
	2019	2018
	$	$
Operating Activities
Net loss	(3,117,192)	(76,590)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on convertible notes payable	49,442	83,064
Non-cash (gain) on derivative liability	-	(81,428)
Debt conversion	5,283	74,496
Non-cash expenses of services & settlements	4,008,403	-

Changes in operating assets and liabilities:
Deposit on Land	(299,000)	-
Prepaid expense	(1,975,519)	-
Accounts payable and accruals	468,552	-
Net Cash (used for) operating activities - current operations	(860,030)	(458)

Investing Activities
	-	-
Net Cash provided by (used for) Investing Activities - continuing operations	-	-

Financing Activities
Other loans	41,730	-
Proceeds from issuance of common shares	1,019,591	-
Net Cash provided by Financing Activities - continuing operations	1,061,321	-
Increase (Decrease) in Cash - continuing operations	201,291	(458)
Cash – Beginning of Period - continuing operations	697	1,155
Cash – End of Period – continuing operations	201,988	697

Supplemental disclosures
Interest paid	-	-
Income tax paid	-	-
Non-cash issuance of stock for consulting agreement	2,196,341	-
Non-cash issuance of stock for prepaid expenses	500,000	-

(The accompanying notes are an integral part of these financial statements)

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

(A Development Stage Company)

Financial Statements

For the Year Ended February 28, 2019

1. Nature of Operations and Continuance of Business

The company was incorporated in the State of Nevada on April 21, 2009 under the name Mokita Exploration, Ltd. (the “Company”). On February 27, 2014, there was a change of control of the Company. On February 28, 2014, the board of directors and a majority of holders of the Company’s voting securities approved a change of name of the Company to MediJane Holdings Inc. A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on March 4, 2014. A Certificate of Correction was subsequently filed with the Nevada Secretary of State on March 6, 2014 to correct a spelling error in the Company’s new name. These amendments were approved by FINRA with an effective date of March 12, 2014. The name change became effective with the OTC Markets at the opening of trading on March 12, 2014 under our new ticker symbol "MJMD".

On March 8, 2017 the Company filed an Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada. As a result of the Amendment, the Company changed its name with the State of Nevada from MediJane Holdings, Inc. to Stem Bioscience, Inc.

In May 2018 the Company again changed its name, to become Phoenix Life Sciences International Limited. A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on May 31, 2018. The name change was accepted by FINRA and became effective with the OTC Markets Board on November 2, 2018 with the trading symbol “PLSI”.

In September 2018, the Company completed a merger and consolidation with Phoenix Life Sciences International Limited (Canada). As part of the consolidation, the Series B Preferred Shares owned by Phoenix Bio Pharmaceuticals that were previously authorized to be cancelled were finally cancelled. Phoenix Life Sciences International Limited (Canada) had entered into asset purchase agreements with Phoenix Life Sciences Inc, Phoenix Bio Pharmaceuticals Corporation, Phoenix Pharms Capital Corporation and Phoenix Pharms Inc to consolidate all assets, liabilities, trade secrets, knowhow, diagrams and business plans, as well as all government relationships and pending contracts. Other than as specifically negotiated with former employees, contractors and officers, all shareholders were provided with a share exchange whereby they received one share of the Company for one share previously owned in one of these Companies.

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

Phoenix Life Sciences International Limited (Canada) and Phoenix Life Sciences International Limited (Nevada) commenced the consolidation of business in 2018. During that time, affiliates of the Company provided certain working capital and covering of costs related to the consolidation. Subsequently the Company entered into subscription agreements with certain affiliates and key non-affiliate investors to provide a total of approximately USD $2.1million of financing. Shares of common stock issued for this total financing represent approximately 800,000 common stock shares. The key non-affiliate investor who had previously entered into a subscription agreement to purchase USD $20 million of shares at $10 per share with Phoenix Life Sciences International Limited (Canada) has entered into an agreement to exchange the subscription for warrants to purchase Company common stock at a price of $10, with the purchases to be completed by December 31, 2019. This agreement is currently under negotiation to extend the timeframe

Further, as part of the merger and consolidation, Phoenix Life Sciences International Limited (Canada) and Phoenix Life Sciences International Limited (Nevada) entered into settlement agreements with former investors, employees and contractors whereby their debt, shares held in entities subject of the consolidation, or outstanding amounts were settled in exchange for a full release of claims and the Company issuing approximately eight (8) million shares and the assumption of approximately $2 million of settlements payable. The purpose of the consolidation, in addition to providing the deemed necessary relationships and contracts for the Company to execute on its strategy, was to settle any potential claim or liability to ensure that the Company was not subject to any claims by former investors, employees and contractors.

On September 22, 2018, the Company’s Board of Directors accepted the resignation of Russell Stone from his position as a Director.

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

(A Development Stage Company)

Financial Statements

For the Year Ended February 28, 2019

1. Nature of Operations and Continuance of Business (Continued)

On October 3, 2018, the following persons were appointed to the Board of Directors of the Company: Stephen Cornford, Martin Tindall as Chief Executive Officer, Janelle Marsden as Managing Director and Geoffrey Boynton as Chief Financial Officer. Lewis “Spike” Humer stepped down from his executive role but remains a Director.

On July 11, 2019, the Board of Directors confirmed that Martin Tindall had been placed on indefinite, unpaid suspension from his position as Chief Executive Officer and removed any and all authorities given to him by the Company. Concurrently, the Company’s Board of Directors appointed Janelle Marsden, to the role of Interim Chief Executive Officer.

On August 27, 2019, the Board of Directors permanently removed Martin Tindall from his role as Chief Executive Officer.

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

Other items subject to estimates and assumptions include accrued liabilities, among others. Although management believes these estimates are reasonable, actual results could differ from these estimates.

Cash and cash equivalents - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At February 28, 2019 and February 28, 2018, the Company did not hold any cash equivalents.

Accounts receivable - Accounts receivable consists of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts receivable are carried at the original invoice amount less a reserve for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

(A Development Stage Company)

Financial Statements

For the Year Ended February 28, 2019

2. Summary of Significant Accounting Policies (Continued)

Intellectual Property – Intellectual Property consists of trade secrets, know how, concepts to be patented for the creation of a series of formulations, specific genetic plant selection, delivery systems designed by botanists, biologists, chemical and industrial engineers for the purposes of maximizing the efficacy of medical cannabis for the targeted treatment of specific diseases, including diabetes, cancers, neurological and phycological disorders, autoimmune diseases, as well as a series of generic medical cannabis products for doctor prescription

Prepaid Assets – Prepayments are composed of share payments given to contractors and consultants for the provision of services over an agreed period that extends beyond February 28, 2019. Share payments are expensed over the term of the contract on a straight line basis.

Other Loans – Other Loans refer to a shareholder loan made to the company who is not a related party.

Basic and Diluted Net Loss per Share - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 28, 2019 the Company had no outstanding stock options. At February 28, 2019 and 2018, the Company had potentially dilutive shares outstanding.

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

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

(A Development Stage Company)

Financial Statements

For the Year Ended February 28, 2019

2. Summary of Significant Accounting Policies (Continued)

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

Stock-based Compensation - The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505-50 - Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Restricted shares issued are discounted to determine fair value.

The fair value of each Options based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year:

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

Leases – ASC 842, Leases, was required to be adopted for all financial years beginning after December 15, 2018 and requires long term leases (longer than 12 month) to be capitalized with a corresponding liability for the term of the lease and expensed over that term. However currently the Company has no long-term leases.

Shipping and Handling costs— shipping and handling costs are included in cost of sales in the Statements of Operations.

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

(A Development Stage Company)

Financial Statements

For the Year Ended February 28, 2019

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements - The recent accounting pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

Reclassifications - Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders’ equity.

3. Intangible Assets

In September 2018, the Company with the merger of Phoenix Life Sciences International Limited (Canada), a related party due to common management, acquired all of the assets and liabilities of Phoenix Life Sciences International Limited (Canada) including intellectual property totaling $8,766,356, which consisted of trade secrets, know how, concepts to be patented for the creation of a series of formulations, specific genetic plant selection, delivery systems designed by botanists, biologists, chemical and industrial engineers for the purposes of maximizing the efficacy of medical cannabis for the targeted treatment of specific diseases, including diabetes, cancers, neurological and phycological disorders, autoimmune diseases, as well as a series of generic medical cannabis products for doctor prescription. All products are designed to be produced to pharmaceutical (cGMP) standards and to be regulated as a controlled substance. The intangibles asset will amortized on a straight basis over the expected useful period of 10 years. As of February 29, 2019, amortization has not commenced. In addition, the intangible assets are tested for impairments annually. There were no impairments for the year ended February 29, 2019.

Proprietary formulations for the treatment of diabetes, various cancers, neurological and phycological disorders and autoimmune diseases	$7,500,000
Professionally developed delivery systems maximizing the efficacy of medical cannabis treatments	$1,000,000
Other trade secrets	$266,356
Total	$8,766,356

4. Deferred Tax Asset

The deferred tax assets or liabilities represent the future tax benefits or cost of those differences. The Company’s principal deferred tax items arise from net operating losses. Net operating losses approximate $24,174,826 which expire in the years 2030 through 2039. The net operating loss results in a deferred tax asset of $3,626,000. As future earnings are uncertain, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

The Company is required to evaluate the tax positions taken in the course of preparing its tax returns to determine whether tax positions are “more likely than not” of being sustained by the applicable tax authority “More likely than not” is defined as greater than a 50% chance. The Company is delinquent on nearly all of its tax filings. As a result, there are presently no uncertain tax position and no reserves for uncertain tax positions. The Company has no unrecognized tax benefits at February 28, 2019 and February 28, 2018. The Company’s income tax returns are subject to examination by federal and state tax authorities. Due to the failure to file its tax returns, all prior tax years are open to examination. The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the balance sheet. There were no interest and penalties paid or accrued during the years ended February 28, 2019 and February 28, 2018.

The Company expects no significant effects from the tax Cuts and Jobs Act for the current reporting period.

5. Subsidiary Companies

On March 17, 2014, MediHoldings, Inc. (“MediHoldings”), a Colorado corporation, was formed as a wholly-owned subsidiary of the Company.

On June 27, 2014, MediSales (CA), Inc. (“MediSales”), a California corporation, was formed as a wholly-owned subsidiary of the Company.

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

(A Development Stage Company)

Financial Statements

For the Year Ended February 28, 2019

5. Subsidiary Companies (Continued)

Both these subsidiaries as at February 28, 2019 had not traded and were inactive.

On September 18, 2018, with the merger with Phoenix Life Sciences International Limited (Canada), the Company gained an Australian Incorporated subsidiary, Phoenix Life Sciences (Australia) Pty Ltd.

6. Related Party Transactions

Russell Stone

Mr. Russell Stone, the Company’s former Chief Operating Officer, entered into a settlement agreement with the Company for unpaid services where he would be paid $125,000 over a maximum of 24 months. As at February 28, 2019, Mr. Stone was still owed $70,000.

Mr. Stone prior held approximately 14% of the outstanding common shares of Phoenix Pharms Capital Corporation (PPCC) indirectly through a trust, prior to PPCC being sold into Phoenix Life Sciences International Limited (a Canadian Corporation).

On September 22, 2018, the Company’s Board of Directors accepted the resignation of Russell Stone from his position as a Director.

Martin Tindall

Mr. Martin Tindall joined the Board as Chief Executive Officer on October 3, 2018. Previously Mr. Tindall had assisted Company with business development activities through the Advisory Services Agreement. Mr. Tindall serviced as CFO and a Director of Phoenix Pharms Capital Corporation, a director of Phoenix Bio Pharmaceuticals Inc. and a director and shareholder of Phoenix Life Sciences International Limited (a Canadian Corporation); which were all vended into the Company on September 18, 2018 as a result of the Company’s Merger with Phoenix Life Sciences International Limited (Canada).

Lewis “Spike” Humer:

Mr. Lewis “Spike” Humer was previously the interim Chief Executive Officer and a director of the Company. After the merger he stepped down from an executive role but remains on the Board and has been appointed Non-executive Chairman. He also previously served as CEO and a director of Phoenix Bio Pharmaceuticals and CEO and a director of Phoenix Pharms Capital Corporation, which were part of the merger. A settlement agreement has been reached with Mr. Humer for unpaid services, prior to the merger where he would pay $125,000 plus $5,000 in unpaid expenses with the money to be paid over a maximum of 24 months and issued 100,000 common shares in the Company. Mr. Humer was owed $85,000 as at February 28, 2019.

7. Common Stock

The Company has authorized 990,000,000 shares of its common stock, $0.001 par value. On February 28, 2018, there were 34,171 shares of common stock issued and outstanding.

On September 24, 2018, the Company issued 29,992,192 shares of common stock bearing the restricted legend without registration (the “Issued Shares”). Of these, 29,292,192 shares were issued in reliance on Rule 802 under the Securities Act in a 1:1 share exchange related to the merger of PLSI CA and the company as described above, and 700,000 shares were issued as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act. All of the Issued Shares were issued in private transactions, and the company received no proceeds from the Issued Shares.

On October 03, 2018, the Company agreed to issue 48,000 shares of restricted common stock to KHAOS Media Group as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act for services previously rendered and invoiced between March and December 2014. A further 147,000 shares were issued as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act for services post those dates.

On October 18, 2018, the Company issued 575,583 common shares as part of settlement agreements.

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

(A Development Stage Company)

Financial Statements

For the Year Ended February 28, 2019

7. Common Stock (Continued)

On December 4, 2018, the Company issued 229,600 common shares as part of settlement agreements.

On December 17, 2018, the Company issued 675,028 common shares which included 191,668 common shares as part of settlement agreements and 483,360 common shares issued as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act

On January 11, 2019, the Company issued 500,600 common shares to YP Holding, LLC. as part of a settlement agreement and conversion of Series C preferred shares.

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

In August it was determined, after inquiries of solicitors in Vanuatu and Australia, that 22,500,000 common shares had been issued fraudulently, consequently the Board of Directors cancelled these 22,500,000 common shares.

As at February 28, 2019 the adjusted shares on issue, excluding the fraudulently issued shares, were 10,084,582 common shares on issue.

8. Preferred Stock

On July 8, 2015, the Company approved the creation of four classes of preferred stock.

•Series A preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights and are convertible into common shares at the rate of $1.00 per common share at any time at the discretion of the holder Series A preferred shares rank senior to common shares and Series B preferred shares with respect to the right to receive dividends.

•Series B preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are entitled to 100 votes for each share held, and are convertible into 100 common shares at any time at the discretion of the holder. Series B preferred shares are senior to common shares.

•Series C preferred shares, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights, and convertible into common shares at the rate of $1.00 per common share at any time at the discretion of the holder. Series C preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business. Upon issue of the dividend, the value of such shares shall be deemed to be retired. Series C preferred shares rank senior to the common shares and Series B preferred shares with respect to the right to receive dividends

•Series D preferred stock, par value $0.0001 par value, shall have 2,000,000 authorized shares. These preferred shares are not entitled to any voting rights, and can be converted into common shares at a rate of $1.00 per common share. Series D preferred shares are seen you two common shares and Series B preferred shares, and holders of Series D preferred shares are entitled to receive a preferred return equal to 10% of the gross cash sales income received in the ordinary course of business. Upon issue of the dividend, the value of such Series D preferred shares shall be deemed to be retired.

On November 4, 2015, Phoenix Bio Pharmaceuticals Corporation were issued 2,000,000 Series B Preferred Shares in exchange for 27,600 common shares (27,600,000 pre-split).

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

(A Development Stage Company)

Financial Statements

For the Year Ended February 28, 2019

8. Preferred Stock (Continued)

As at February 28, 2018, Phoenix Bio Pharmaceuticals Corporation held 2,000,000 Series B Preferred Shares. On September 21, 2018, the Company announced it had obtained consent from the holder, Phoenix Bio Pharmaceuticals Corporation for the cancellation of 2,000,000 Preferred Series B shares in the Company in connection with the restructure of the Company and merger with Phoenix Life Sciences International Limited, a Canadian Corporation therefore there were no Series B Preferred Shares on issue at February 28, 2019.

On February 18, 2016, YP Holdings, LLC was issued 1,000,000 Series B Preferred Shares in exchange for 667 common shares (6,666,667 pre-split).

As at February 28, 2018 YP Holdings LLC had been issued 1,000,000 Series C Preferred Shares, but had converted 4,400 into common shares and therefore held 995,600 Series C Preferred Shares. However subsequently agreement was reached to cancel all outstanding Series C Preferred Shares. On January 11, 2019, the Company issued 500,600 common shares to YP Holdings LLC as part of a settlement agreement which included the return and cancellation of 995,600 Series C Preferred Shares

There was no outstanding preferred stock on issue as at February 28, 2019

9. Convertible Promissory Note

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

10. Securities Purchase Agreement

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

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

(A Development Stage Company)

Financial Statements

For the Year Ended February 28, 2019

10. Securities Purchase Agreement (Continued)

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

On February 18, 2016, YP Holdings, LLC was issued 1,000,000 Series B Preferred Shares in exchange for 667 common shares. On February 28, 2016 YP Holdings, LLC converted 2,000 preferred shares into 2,000 common shares and on March 4, 2016, a further 2,400 preferred shares into common shares.

A settlement has been reached in respect of this liability. In exchange for 500,600 common shares, 995,600 Series C Preferred Shares were return to us for cancellation and both parties agreed that there were no further obligations.

11. Subsequent Events

On April 2, 2019, we issued 151,216 common stock shares for cash consideration.

On April 25, 2019, we issued 100,000 common stock shares for cash consideration.

On May 1, 2019, we signed a Memorandum of Understanding with the Ministry of Health on behalf of The Republic of Vanuatu for the purposes of establishing a public-private partnership for the health and well-being of Ni-Vanuatu people, further the Memorandum of Understanding provides for Phoenix Life to have a 25 year exclusive contract for the supply of diabetes management and the supply of Phoenix Metabolic to the countries estimated 50,000 diabetics. Based solely upon a charge rate of $25 per patient per month, this agreement would provide Phoenix Life with the potential of $300 million US dollars in revenue and reduction in excise duty. Due to the material risks disclosed herein and whether we have sufficient funding to accomplish our operational goals, there are absolutely no assurances that we will attain that level of revenues. The agreement further provides for the issuance of production and distribution licensing for Phoenix Life to produce in Vanuatu and distribute around the world both generic medical cannabis products for doctors’ prescription and for Phoenix Life’s products that are approved for specifically treating specific diseases. Lastly the agreement provides a fast track clinical development program, including building a national network of community clinics and dispensing pharmacies throughout the Republic of Vanuatu.

On May 9, 2019, we issued 155,452 common stock shares, which included 17,929 common stock shares issued for cash consideration and 137,523 common stock shares as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act.

On May 24, 2019, we issued 126,990 common stock shares which included 112,590 common stock shares for cash consideration and 14,400 common stock shares as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act.

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

(A Development Stage Company)

Financial Statements

For the Year Ended February 28, 2019

11. Subsequent Events (Continued)

On May 30, 2019, we signed a Memorandum of Understanding with the Ministry of Agriculture on behalf of The Republic of Vanuatu for the purposes of establishing a public-private partnership to establish the terms and conditions under which the Republic of Vanuatu shall provide at least 5,000 acres of land on the Island of Espiritu Santo for the exclusive use of the Company for large scale cultivation of medical cannabis over a seventy-five (75) year period. We will be granted a license by the Government for the cultivation, processing, extraction and pharmaceutical production of medical cannabis and in exchange we will pay the Republic of Vanuatu ten (10) percent of net revenue earned through the use of this land and license.

On May 30, 2019, we signed a Memorandum of Understanding with the Ministry of Agriculture on behalf of The Republic of Vanuatu for the purposes to establish the terms and conditions under which the Company will be permitted (1) to establish and operate a plant quarantine facility on the site of the Vanuatu Agricultural Research and Technical Centre (VARTC); (2) to perform medical cannabis research at the VARTC facility; and (3) to present a medical cannabis training curriculum for the Vanuatu Agricultural College.

On June 17, 2019 we entered into a 10% Convertible Promissory Note (the “Note”) for the Principal Sum of $220,000 by and between the Company and Harbor Gates Capital, LLC (the “Holder”). For value received, the Company hereby promises to pay to the order of Harbor Gates Capital, LLC or its registered assigns or successors-in-interest (the “Holder”) the Principal Sum of $220,000 (the “Principal Sum”) and to pay “guaranteed” interest on the principal balance hereof at an amount equivalent to 10% of the Principal Sum, to the extent such Principal Sum and “guaranteed” interest and any other interest, fees, liquidated damages and/or items due to Holder herein have not been repaid or converted into the Company's common stock (the “Common Stock”), in accordance with the terms of the Note.

As an investment incentive, the Company will issue to the Holder 5,000 common stock shares as restricted Incentive Shares (the “Origination Shares”), which shares shall be issued in the Holder’s name within 10 Trading Days of the Date of Execution. “Conversion Price” of the Note shall be equal to 70% of the lowest trading price of the Company’s Common Stock during the 20 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note.

Repayment

(a)The Company may pay this Note, in whole or in part, in cash or in other good funds, according to the following schedule:

Days Since Effective Date	Payment Amount
Under 90	120% of Principal Amount so paid
91-180	130% of Principal Amount so paid

(b)After 180 days from the Effective Date, the Company may not pay this Note, in whole or in part, in cash or in other good funds, without prior written consent from Holder, which consent may be withheld, delayed, denied, or conditioned in Holder’s sole and absolute discretion.

On June 24, 2019, we issued 28,500 common stock shares which included 13,500 common stock shares for cash consideration and 15,000 common stock shares as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act.

On June 24, 2019, the Board of Directors granted Martin Tindall a temporary leave of absence from his position as Chief Executive Officer and Director of the Company to address certain unforeseen personal issues. Concurrently, the Company’s Board of Directors appointed Janelle Marsden, the Company’s Managing Director, to the role of Interim Chief Executive Officer until such time as Mr. Tindall is able to resume his position, or the Board of Directors appoints an alternate Chief Executive Officer.

Subsequently on July 11, 2019, the Board of Directors confirmed that Martin Tindall had been arrested and charged with securities fraud in the State of Colorado. Following research by counsel, the Company determined that the charges predated Mr. Tindall’s activities with the Company, and that none of charges were directly related to his activities with the Company. However, due to the nature of the charges, the Board of Directors publicly confirmed that Martin Tindall was placed on indefinite, unpaid suspension from his position as Chief Executive Officer and removed any and all authorities given to him by the Company. Concurrently, the Company’s Board of Directors appointed Janelle Marsden, to the role of Chief Executive Officer.

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

(A Development Stage Company)

Financial Statements

For the Year Ended February 28, 2019

11. Subsequent Events (Continued)

On July 23, 2019, we issued 92,690 common shares which included 40,690 for cash consideration and 52,000 common shares as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act.

On August 5, 2019, Michael Gobel resigned as Director of the Company, due to other work commitments.

In August it was determined, after inquiries of solicitors in Vanuatu and Australia, that 22,500,000 common shares had been issued erroneously, consequently the Board of Directors cancelled these 22,500,000 common shares.

On August 22, 2019, we issued 40,000 Series B Preferred Shares (the “Preferred Shares”) to entities associated with each of the five members of a Special Committee composed of our Board Members and Stacey Jenkins, and not including Martin Tindall, that are convertible into a total of 20,000,000 common stock shares. The 20,000,000 common stock shares that may be converted from the Preferred Shares constitutes 65.06% of our 30,739,730 outstanding shares upon conversion, which shares are subject to a 12 months lockup and resale restriction of shares per financial quarter.

On August 27, 2019, pursuant to provision 4.5 of our bylaws and a Board meeting of that same date, our Board permanently removed Martin Tindall as our Chief Executive Officer and/or any other of our officer positions or that of our subsidiaries.

On August 27, 2019, our Board of Directors adopted the following:

a)Audit Committee Charter

b)Nominating Committee Charter

c)Compensation Committee Charter

d)Code of Ethics

e)Insider Trading Policy

On August 27, 2019, our Board of Directors appointed the following Board Members to our Audit Committee, Compensation Committee, and Nominating Committee:

Audit Committee

Lewis Humer

Geoff Boynton

Compensation Committee

Lewis Humer

Stephen Cornford

Nominating Committee

Lewis Humer

Janelle Marsden

On August 27, 2019, we issued 22,667 common shares which included 7,667 for settlement consideration and 15,000 common shares as compensation for services rendered in reliance of Section 4(a)(2) of the Securities Act.

On November 11, 2019, Constantine and Suzanne Makris were granted a default judgement against the Company for $165,000 plus $6,957.76 in costs against the Company. As at February 28, 2019 had a recorded liability of $365,000 and subsequently $200,000 was paid.

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

(A Development Stage Company)

Financial Statements

For the Year Ended February 28, 2019

12. Commitments and Contingencies

Pursuant to Chief Executive Officer Marsden’s investigation, she learned that on October 29, 2018, Gauntlet Holdings, LLC (“Gauntlet”) and NMS Capital Advisors, LLC (“NMS”) filed a lawsuit against us and our then Chief Executive Officer, Martin Tindall, for breach of contract and fraudulent misrepresentation in connection with an alleged default upon a Secured Promissory Note (Gauntlet Holdings, LLC et al vs. Kronos International, Phoenix Life Sciences International Limited, Medijane Holdings, Martin Tindall, Vincent Coviello, Superior Court of California, Los Angeles-Central District) (the “Gauntlet Litigation”). Then Chief Executive Officer Martin Tindall failed to disclose the Gauntlet litigation to our Board of Directors or our management. As at February 28, 2019, the Company had a recorded liability of $100,000 to Gauntlet Holdings.

Pursuant to Chief Executive Officer Marsden’s investigation, she discovered that on January 30, 2019, Terrence Roderick Hannam filed a lawsuit against us for breach of contract in connection with an agreement that we would acquire all shares of Silver Holdings, Ltd. (Terrence Roderick Hannam v. Phoenix Life Sciences International, Limited, Civil Case No. A7 of 2019, Supreme Court of Republic of Vanuatu. ”). Then Chief Executive Officer Martin Tindall failed to disclose the Hannam Litigation to our Board or our management. We have filed a Motion to Dismiss regarding this litigation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 21, 2016, the Board of Directors approved the engagement of BMKR, LLP to provide auditing services on a prospective basis, and to perform a full audit of the Company’s books and records for the years ended February 29, 2016, February 28, 2017, February 28, 2018 and February 28, 2019.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We did not maintain appropriate cash controls – As of February 28, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

2.We did not implement appropriate information technology controls – As at February 28, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3.We now have internal personnel who have knowledge of United States Generally Accepted Accounting Principles.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There have been some changes in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2019, that occurred during our fourth fiscal quarter which has strengthened our internal control over financial reporting.

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

1.Our board of directors nominated an audit committee on August 27, 2019.

2.We have appointed additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of the Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Lewis "Spike" Humer	Director, Chairman	61	April 25, 2014
Martin Tindall	Chief Executive Officer	47	October 3, 2018
Janelle Marsden	Managing Director	45	October 3, 2018
Geoffrey Boynton	Director, Chief Financial Officer, Secretary	61	October 3, 2018
Stephen Cornford	Director	59	October 3, 2018
Michael Gobel	Director	54	February 20, 2019

On August 27, 2019 the Board of Directors appointed nominating, audit and compensation committees.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Lewis “Spike” Humer – Age 61. Director. On April 25, 2014, Lewis “Spike” Humer was appointed as a director of the Company and Chairman of the Board. Since February 2014, Mr. Humer served as Chief Executive Officer and a director of Phoenix Pharms Capital Corporation, Chief Executive Officer and a director of Phoenix Bio-Pharmaceuticals, and a director of Phoenix Pharms, Inc. From 2004 to joining the Phoenix family of companies, Mr. Humer has provided services as an independent keynote speaker, professional trainer, organizational consultant, seminar leader and program facilitator.

Martin Tindall – Age 47. Former Chief Executive Officer. On October 3, 2018 following the merger of Phoenix Life Sciences International Limited (Canada) with the Company, Martin Tindall was appointed to the Board as Chief Executive Officer. However, he was stood down as Chief Executive Officer in June 2019 and subsequently removed from that position in July 2019. Tindall has an extensive career in large scale organizational change. His career focus has been in the integration of technology with international trade and finance. Initially trained in accounting and commercial and company law, he has held various roles including Chief Information Officer at Bartercard, Executive Director of Kronos International Investments. Previously, Tindall was an advisor to the Company.

Janelle Marsden – Age 45. Chief Executive Officer. Janelle Marsden was appointed to the Board as Managing Director on October 3, 2018. In June 2019 she was appointed acting Chief Executive Office with that appointment confirmed in July 2019. Marsden has held senior roles across many industry sectors. Trained at a master’s level in construction, architecture and finance, she has been awarded senior roles over the past 20 years in both the public and private sector. Having lived in Australia, U.S. and Italy, Marsden has worked on large scale implementation projects and managed large agriculture developments. Marsden will also directly oversee the infrastructure developments and ensure that Phoenix continues to meet its environmental, financial, timely and quality outcome.

Geoffrey Boynton – Age 61. Director, Chief Financial Officer, Secretary. Geoffrey Boynton was appointed a Director on October 3, 2018. Boynton has worked as a CFO for more than 20 years across a range of industries including horticulture and health care and is trained in both science and business. He has also had experience in mergers and acquisitions and been involved in a number of IPO’s and secondary raisings.

Stephen Cornford – Age 59. Director. Stephen Cornford was appointed a Director on October 3, 2018. Cornford has had a career for over 30 years in finance and investment. His previous roles allow him to ensure that the financial audit and compliance requirements are met. Cornford is based in Australia and has held positions at Chief Executive Officer, most recently of Austlend Financial Solutions.

Michael Gobel – Age 54. Director. Michael Gobel was appointed to a Director on February 20, 2019. Gobel has a long and distinguished background in corporate finance and was previously the chairman of a regional Australian bank, Hume Bank. He remains a director of Hume Bank and is currently deputy chairman. He previously was the Director of Investment Attraction for the Wodonga City Council, providing strategic advice to the Councilors and the CEO on economic development and major projects. He remains a part-time consultant to the Wodonga City Council.

Identification of Significant Employees

We have no significant employees, other than Martin Tindall, director and chief executive officer, Janelle Marsden, managing director and Geoff Boynton, chief financial officer and director.

Family Relationship

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences); except that on July 11, 2019 the Board of Directors confirmed that Martin Tindall had been placed on indefinite, unpaid suspension from his position as Chief Executive Officer and removed from any and all authorities given to him by the Company due to criminal proceedings in relation to Securities Fraud in the State of Colorado.

2.had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

Our board of directors has adopted a code of ethics on August 27, 2019.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)principal executive officer;

(b)each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended February 28, 2019 and February 28, 2018; and

(c)up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 28, 2019 and February 28, 2018, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total
							($)		($)
Lewis “Spike” Humer (1)	2018	-	-	-	-	-	-	-	-
Former CEO	2019	-	-	125,000	-	-	-	-	125,000

Russell Stone, Former COO (2)	2018	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-

Martin Tindall, CEO (3)	2019	78,400	-	125,000	-	-	-	27,466	230,866

Janelle Marsden, Managing Director (4)	2019	105,435	-	187,500	-	-	-	-	292,935

Geoffrey Boynton, Director, CFO (5)	2019	-	-	375,000	-	-	-	-	375,000

(1) Lewis Humer resigned as an officer but remained a Director on October 3, 2018.

(2) Russell Stone resigned as an officer and director on September 22, 2018.

(3) Martin Tindall was appointed Chief Executive Officer on October 3, 2018.

(4) Janelle Marsden was appointed Managing Director on October 3, 2018

(5) Geoffrey Boynton was appointed a Director on October 3, 2018

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

Employment and Consulting Agreements

We have been paying the equivalent of $240,000 to Martin Tindall since September 2018.

Martin Tindall requested us to enter into a three-year employment agreement with Martin Tindall, effective as of March 1, 2019, following completion of a consulting agreement dated January 1, 2018 and interim employment agreement dated September 1, 2018. Under the proposed terms of the agreement, Mr. Tindall will serve as President, CEO, and a member of the Board of Directors. Mr. Tindall’s base salary is to be $360,000 per annum, payable bi-weekly. Mr. Tindall received a signing bonus in the amount of 50,000 Shares. Under the proposed terms of his Agreement, Mr. Tindall shall be entitled to relocation allowance, vehicle and office operation costs of up to $15,000 per month for a period of twelve (12) months. We shall provide full comprehensive travel and health insurance, and in the absence of either, shall bear related costs for healthcare. The agreement contains customary travel provisions, non-competition and termination for cause provisions, however if he is terminated for reasons other than "just cause", or if there is a change in control, the balance of all amounts due and payable under the contract are required to be paid in full. To this date the board has not received this written proposal for review by its compensation committee.

We engaged Janelle Marsden as Managing Director, effective May 2018, Ms. Marsden has been retained month-to-month, while we finalize the final terms of her employment agreement. Although it is anticipated that this will be completed prior to the completion of this offering, no assurance can be made.

On July 20, 2018, we entered into a one-year consulting agreement with Geoffrey Boynton to serve as Chief Financial Officer. The initial term provided for Mr. Boynton to be compensated by way of the issuance of 100,000 common shares

Stock Option Plan

On June 9, 2014, the board of directors approved the 2014 Stock Awards Plan pursuant to which up to 10,000,000 common shares are authorized for issuance. No options were on issue as at February 28, 2019.

Outstanding Equity Awards at Fiscal Year End

None

Option Exercises

During our fiscal year ended February 28, 2019 there were no options exercised by our named officers.

Compensation of Directors

We have agreements for compensating our directors for their services in their capacity as directors with 50,000 common shares awarded to each director, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that following the resignation of Michael Gobel on August 5, 2019, none of our directors is an independent director, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons to file Initial Statements of Ownership via Form 3 and to file reports of ownership and changes in ownership concerning their Shares with the SEC and to furnish us with copies of all Section 16(a) forms they file. We are required to disclose delinquent filings of reports by such persons.

None of our officers and/or directors have filed Forms 3.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 28, 2019, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding common shares. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

In August 2019 it was determined, after extensive inquiries of solicitors in Vanuatu and Australia, that 22,500,000 common shares issued to GHI Trustees Pty Ltd ATF Global Health Trust had been issued erroneously, consequently the Board of Directors cancelled these 22,500,000 common shares.

On August 22, 2019, we issued 40,000 Series B Preferred Shares (the “Preferred Shares”) to entities associated with each of the five members of a Special Committee composed of our Board Members and Stacey Jenkins, and not including Martin Tindall, that are convertible into a total of 20,000,000 common stock shares. The 20,000,000 common stock shares that may be converted from the Preferred Shares constitutes 65.06% of our 30,739,730 outstanding shares upon conversion, which shares are subject to a 12 months lockup and resale restriction of shares per financial quarter. We issued the Shares for the service of the foregoing persons on the Special Committee to Lewis Humer, Janelle Marsden, Stephen Cornford, Geoffrey Boynton and Stacey Jenkins or entities associated with these persons.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Lewis "Spike" Humer (3)	82 Direct	0.00%
4262 Blue Diamond Road #102-277	511,500 Indirect	.5.07%
Las Vegas, NV, 89139

Martin Tindall (4)	800,000 Direct	7.93%
4262 Blue Diamond Road #102-277	101,823 Indirect	1.01%
Las Vegas, NV, 89139

Janelle Marsden (5)	50,000 Direct	0.49%
4262 Blue Diamond Road #102-277	25,000 Indirect	0.25%
Las Vegas, NV, 89139	325,000 Unvested	3.22%

Geoffrey Boynton (6)	0 Direct	0.00%
4262 Blue Diamond Road #102-277	156,000 Indirect	1.55%
Las Vegas, NV, 89139

Stephen Cornford (7)	0 Direct	0.00%
4262 Blue Diamond Road #102-277	100,000 Indirect	0.99%
Las Vegas, NV, 89139

Michael Gobel (8)	50,000 Direct	0.49%
4262 Blue Diamond Road #102-277	0 Indirect	0.00%
Las Vegas, NV, 89139

All officers and Directors as	1,223,582 Direct	12.13%
a Group (6 persons)	894,323 Indirect	8.87%

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

(2) Based on 32,584,582 issued and outstanding common shares as of February 28, 2019.

(3) Lewis “Spike” Humer is a director of the Company. Includes direct ownership of 82 common shares and indirect ownership of 511,500 common shares held by Spike Humer Enterprises (510,000) Caduceus (1,500).

(4) Martin Tindall was the Chief Executive Officer (CEO) of the Company as at February 28, 2019. However, he was stood down in June 2019 as the CEO and subsequently removed as CEO in July 2019. Includes direct ownership of 800,000 common shares and indirect ownership,101,823 common shares which he is a beneficiary and Kronos International Investments (323), and Caduceus (1,500), both of which he is director. Our present Chief Executive Officer, Janelle Marsden, learned that our then Chief Executive Officer Martin Tindall had used an unregistered and unexecuted trust to issue 22,500,000 common stock shares to said Trust (the “Shares”); accordingly, on August 23, 2019, we affected through our transfer agent, the cancellation of the Shares (the “Cancellation”). These figures have been adjusted as if the cancelled shares were not on issue as at February 28, 2019. Through the Cancellation, we have reduced the current number of outstanding shares by 22,500,000 to 10,739,430 outstanding shares, which amount does not include 200,000 Class B Preferred Shares issued to members of the Special Committee that are convertible into 20,000,000 common stock shares as described above in Item 3.02.

(5) Janelle Marsden was the Managing Director of the Company; however, she was appointed acting Chief Executive Officer of the Company when Martin Tindall was stood down from that position in June 2019, subsequently in July 2019 she was confirmed as CEO following the former CEO being removed from that position. Includes direct ownership of 50,000 common shares and indirect ownership 25,000 common shares held by Boszar Superannuation Pty Ltd which she is a director and beneficiary. In addition, Janelle Marsden holds 325,000 shares which have not vested and are subject to performance criteria.

(6) Geoffrey Boynton is a Director of the Company, Chief Financial Officer and Secretary. Includes indirect ownership of 156,000 common shares owned by Trindridge Pty Ltd ATF Boynton Family Trust (150,000), ATF G&K Boynton Superannuation Fund (6,000), which he is a director of the trustee company and a beneficiary of the trust and superannuation fund.

(7) Stephen Cornford is a Director of the Company. Indirect ownership 100,000 common shares Laddford Enterprises Pty Ltd ATF Laddford Service Trust (100,000) which he is a director and beneficiary.

(8) Michael Gobel was a Director of the Company at February 28, 2019. Direct ownership of 50,000 common shares. He resigned as a Director on August 5, 2019.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended February 28, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Phoenix Pharms Capital Corporation

Related Party Loan: On September 18, 2014, the Company advanced Phoenix Pharms a total of $85,000 as a short-term loan. The loan bears a simple interest rate of 8% and was due and payable on November 30, 2014. As of February 28, 2015, $26,425 of principal has been reduced by cash payment of $15,900 and expense offset of $10,525. As of February 28, 2019, this loan had been extinguished.

Director Independence

Currently there are five Directors, none of who are independent.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended February 28, 2018 and February 28, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

		Year Ended February 28, 2019		Year Ended February 28, 2018
Audit fees		$37,000		$16,500
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
Total		$37,000		$16,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)Financial Statements

(1)Financial statements for our company are listed in the index under Item 8 of this document

(2)All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

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

PHOENIX LIFE SCIENCES INTERNATIONAL LIMITED

/s/Janelle L. Marsden	Dated: January 29, 2020
Janelle l. Marsden
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Janelle L. Marsden	Dated: January 29, 2020
Janelle L. Marsden
Chief Executive Officer
Director

/s/Geoffrey K. Boynton	Dated: January 29, 2020
Geoffrey K. Boynton
Chief Financial Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Lewis Humer	Chairman	January 29, 2020
Lewis Humer

/s/Janelle L. Marsden	Chief Executive Officer	January 29, 2020
Janelle L. Marsden

/s/Geoffrey K. Boynton	Chief Financial Officer	January 29, 2020
Geoffrey K. Boynton

/s/Stephen G. Cornford	Director	January 29, 2020
Stephen G. Cornford